Form 10QSB
period 1996-03-31
FROST HANNA MERGERS GROUP INC
filed 1996-05-15
CIK 916844

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 1996


                           Commission File No. 0-23444


                         FROST HANNA MERGERS GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


            FLORIDA                                          65-0450311
- - -------------------------------                          -------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                          Identification No.)

             7700 WEST CAMINO REAL, SUITE 222, BOCA RATON, FL  33431
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (407) 367-1085
                               ------------------
                (Issuer's telephone number, including area code)



           Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No  [ ]

Number of shares outstanding of each of the issuer's classes of common equity:

           As of May 10, 1996, the Company had a total of 3,344,000 shares (the "Shares") of Common Stock, par value $.0001 per share (the "Common Stock") outstanding. Additionally, as of such date, Underwriter Options to purchase 170,000 shares of Common Stock (the "Underwriter Options") remain outstanding and unexercised. Each Underwriter Option entitles the holder thereof to purchase one share of Common Stock at a purchase price of $8.10 per share commencing March 21, 1995 and for a period of four years thereafter.

           Transitional Small Business Disclosure Format: Yes [ ]    No  [X]

                         FROST HANNA MERGERS GROUP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1995


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................  2

Item 2.  Management's Discussion and Analysis or Plan of Operation..........  9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 11

Item 6.  Exhibits and Reports on Form 8-K................................... 11



                         FROST HANNA MERGERS GROUP, INC.

                        (A Development Stage Corporation)

                            CONDENSED BALANCE SHEETS


                                                                March 31,           December 31,
                   ASSETS                                         1996                  1995
                   ------                                    ---------------      ---------------
                                                               (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                $    1,283,481       $    1,509,428
    Prepaid expenses                                                  2,178                2,178
    Restricted short-term investments                             8,889,298            8,789,268
    Income taxes receivable                                          30,980              -
                                                             --------------       --------------
         Total current assets                                    10,205,937           10,300,874

PROPERTY AND EQUIPMENT, net                                           4,980                5,280
                                                             --------------       --------------

         Total assets                                        $   10,210,917       $   10,306,154
                                                             ==============       ==============


        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accrued expenses                                         $       67,575       $       22,200
    Income taxes payable                                            -                     64,009
                                                             --------------       --------------

         Total current liabilities                                   67,575               86,209
                                                             --------------       --------------

COMMITMENTS AND CONTINGENCIES (Notes 1, 3 and 4)

REDEEMABLE COMMON STOCK (Note 3)                                  3,041,988            3,064,962
                                                             --------------       --------------

STOCKHOLDERS' EQUITY:
    Common stock, $.0001 par value, 100,000,000
       shares authorized, 3,344,000 shares issued
       and outstanding                                                  335                  335
    Additional paid-in capital                                    7,137,774            7,114,800
    Retained earnings (deficit) accumulated during
          the development stage                                     (36,755)              39,848
                                                             ---------------      --------------
         Total stockholders' equity                               7,101,354            7,154,983
                                                             --------------       --------------

         Total liabilities and stockholders' equity          $   10,210,917       $   10,306,154
                                                             ==============       ==============



                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                         FROST HANNA MERGERS GROUP, INC.

                        (A Development Stage Corporation)

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                       For the Three Months Ended           For the Period
                                                                March 31,                   From Inception
                                                       --------------------------        October 4, 1993) to
                                                           1996           1995              March 31, 1996
                                                       -----------    ------------       ---------------------

REVENUES                                            $      --           $      --           $      --

EXPENSES:
    Salaries to officers                                 54,000              54,000             537,677
    General and administrative                          195,466              40,309             486,955
                                                    -----------         -----------         -----------
         Loss from operations                          (249,466)            (94,309)         (1,024,632)

INTEREST INCOME                                         127,874             136,500           1,007,605
                                                    -----------         -----------         -----------
         Income (loss) before provision (benefit)
              for income taxes                         (121,592)             42,191             (17,027)

PROVISION (BENEFIT) FOR INCOME TAXES                    (44,989)               --                19,728
                                                    -----------         -----------         -----------
                  Net income (loss)                 $   (76,603)        $    42,191         $   (36,755)
                                                    ===========         ===========         ===========

NET INCOME (LOSS) PER COMMON SHARE                  $      (.02)        $       .01         $      (.01)
                                                    ===========         ===========         ===========

WEIGHTED AVERAGE NUMBER OF
          COMMON SHARES OUTSTANDING                   3,344,000           3,344,000           2,961,593
                                                    ===========         ===========         ===========




         The accompanying notes to condensed financial statements are an integral part of these statements.


                         FROST HANNA MERGERS GROUP, INC.

                        (A Development Stage Corporation)


                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                     For the Three Months Ended               For the Period
                                                                               March 31,                      From Inception
                                                                   ----------------------------------       (October 4, 1993) to
                                                                     1996                      1995            March 31, 1996
                                                                   ----------                --------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                $    (76,603)        $     42,191         $    (36,755)
    Adjustments to reconcile net income (loss) to
       net cash used in operating activities-
         Depreciation                                                         300                  250                1,591
         Interest on restricted short-term investments                   (101,578)            (102,454)            (775,927)

    Change in certain assets and liabilities-
       Prepaid expenses                                                      --                  2,500               (2,178)
       Income taxes receivable                                            (30,980)                --                (30,980)
       Accrued expenses                                                    45,375               (6,487)              67,575
       Accrued officer payroll                                               --                  2,240                 --
       Income taxes payable                                               (64,009)                --                   --
                                                                     ------------         ------------         ------------
                  Net cash used in operating activities                  (227,495)             (61,760)            (776,674)
                                                                     ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales and maturities of restricted short-term investments           8,114,919            8,122,719           56,792,689
    Purchases of restricted short-term investments                     (8,113,371)          (8,122,719)         (64,906,060)
    Purchase of property and equipment                                       --                   --                 (6,571)
                                                                     ------------         ------------         ------------
             Net cash provided by (used in) investing activities            1,548                 --             (8,119,942)
                                                                     ------------         ------------         -------------

                                   (Continued)


                         FROST HANNA MERGERS GROUP, INC.

                        (A Development Stage Corporation)


                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (Continued)




                                                                      For the Three Months Ended                 For the Period
                                                                              March 31,                          From Inception
                                                                -------------------------------------         (October 4, 1993) to
                                                                     1996                   1995                 March 31, 1996
                                                                --------------         --------------         --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                      $      -               $      -                $    10,180,097
                                                                --------------         --------------          ---------------

                  Net increase in cash and cash equivalents           (225,947)               (61,760)               1,283,481

CASH AND CASH EQUIVALENTS, beginning of period                       1,509,428              1,758,800                    -
                                                                --------------         --------------          ---------------
CASH AND CASH EQUIVALENTS, end of period                        $    1,283,481         $    1,697,040          $     1,283,481
                                                                ==============         ==============          ===============

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITY:
    Income taxes paid                                           $       50,000         $      -                $        50,708
                                                                ==============         ==============          ===============







         The accompanying notes to condensed financial statements are an integral part of these statements.

                         FROST HANNA MERGERS GROUP, INC.

                        (A Development Stage Corporation)


                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)



(1) GENERAL:

Frost Hanna Mergers Group, Inc. (the "Company") was formed in October 1993 to seek to effect a merger, exchange of capital stock, asset acquisition or similar business combination (a "Business Combination") with an acquired business. In connection with its initial capitalization, the Company issued 1,389,000 shares of its Common Stock to its officers, directors and other shareholders for an aggregate sum of $37,920. On March 21, 1994, the Company's registration statement on Form SB-2 (the "Registration statement") was declared effective by the U.S. Securities and Exchange Commission. Pursuant to the Registration statement, the Company, in its initial public offering of securities, offered and sold 1,955,000 shares of Common Stock, par value $.0001 per share, at a purchase price of $6.00 per share (the "Offering") and received net proceeds of approximately $10,142,177, after the payment of all expenses of the Offering (the "Net Proceeds"). In addition, the Company issued underwriter options to purchase 170,000 shares of Common Stock. Each underwriter option entitles the holder thereof to purchase one share of common stock at a purchase price of $8.10 per share commencing March 21, 1995 and for a period of four years thereafter. The Offering was a "blank check" offering. The Company's year-end is December 31.

The Company is in the development stage, has had no revenues to date and is entirely dependent upon the proceeds of the Offering to commence operations relating to selection of a prospective acquired business. The Company will not receive any revenues, other than interest income, until, at the earliest, the consummation of a Business Combination. In the event that the Net Proceeds of the Offering prove to be insufficient for purposes of effecting a Business Combination, the Company will be required to seek additional financing. In the event no Business Combination is identified, negotiations are incomplete or no Business Combination has been consummated, and all of the Net Proceeds other than the Escrow Fund (see Note 2) have been expended, the Company currently has no plans or arrangements with respect to the possible acquisition of additional financing which may be required to continue the operations of the Company.

Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

In the opinion of the management of the Company, the accompanying unaudited condensed financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1996, and the results of its operations for the three months ended March 31, 1996 and 1995 and the cumulative period from October 4, 1993 (date of inception) to March 31, 1996. The results of operations and cash flows for the three months ended March 31, 1996 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1996.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the Company's December 31, 1995 financial statements and the notes included in the Company's Form 10-KSB.

The accounting policies followed for quarterly financial reporting are the same as those disclosed in the December 31, 1995 Notes to Financial Statements included in the Company's Form 10-KSB.

(2) RESTRICTED SHORT-TERM INVESTMENTS:

Eighty percent of the Net Proceeds of the Offering were delivered to an escrow agent and are being held in escrow (the "Escrow Fund") by such firm, until the earlier of (i) written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of implementing a Business Combination or (ii) the exercise by certain shareholders of redemption rights which will be offered at the time the Company seeks shareholder approval of any potential Business Combination. As of March 31, 1996 and December 31, 1995, there was $8,889,298 (unaudited) and $8,789,268, respectively, in the Escrow Fund. The Escrow Fund is currently invested in United States government-backed short-term securities.

(3)  REDEEMABLE COMMON STOCK:

The Company may be required to redeem up to 29.99% of the Common Stock held by certain stockholders. Such shares have been classified in the accompanying balance sheets as "Redeemable Common Stock." Periodic changes in the redemption price are reflected as increases/decreases to additional paid-in capital.

(4)  TRANSACTION BETWEEN THE COMPANY AND
            PAN AMERICAN WORLD AIRWAYS, INC.:

On January 29, 1996, the Company entered into a letter of intent with Pan American World Airways, Inc., a Florida corporation ("Pan Am"), outlining the basic terms of a proposed transaction between the Company and Pan Am. On March 13, 1996, the Company, Pan Am and PA Acquisition Corporation, a Florida corporation and wholly owned subsidiary of the Company ("FH Sub"), entered into a definitive agreement (the "Acquisition Agreement"), providing for, among other things, the merger of FH Sub with and into Pan Am as outlined in the letter of intent. Pan Am is a newly organized corporation established to operate a new low fare, full service airline under the "Pan Am" name, which will serve selected long-haul routes between major United States cities. Upon consummation of the merger, each outstanding share of Pan Am common stock will be converted into the right to receive one share of the Company's common stock. Approximately 7,561,191 shares of Pan Am common stock along with warrants and options to acquire an additional 1,587,739 shares of Pan Am common stock were outstanding as of April 30, 1996. Accordingly, assuming the exercise or conversion of all outstanding Pan Am options and warrants and the exercise of the warrants held by the underwriter of the Company's initial public offering (170,000 shares), the shareholders of Pan Am would, upon consummation of the merger own approximately seventy-two percent (72%) of the shares of the Company's common stock.

The consummation of the merger is subject to the satisfaction of a number of conditions, including: (i) the merger shall have been approved and adopted by the shareholders of the Company and Pan Am, and no more than 30% of the shares of the Company Common Stock held by Public Stockholders shall have voted against the merger; (ii) Pan Am shall be in material compliance with all material business plans, budgets or projections submitted in connection with any applications made to the United States Federal Aviation Administration (the "FAA") and the United States Department of Transportation (the "DOT"); and (iii) all licenses required to be procured from, among other persons and entities, the FAA and the DOT, in order for Pan Am to commence operations as an air carrier in a manner substantially in accordance with the applications made to the FAA and the DOT, shall have been procured without imposition of unduly burdensome conditions or restrictions.

In the event the merger is not consummated because of the failure of the shareholders of Pan Am to approve the merger and if any of the existing shareholders or their affiliates do not vote in favor of the merger, then Pan Am is obligated to pay to the Company a termination fee of $1 million plus all costs and expenses incurred by the Company in connection with the proposed merger.

The foregoing description of the Acquisition Agreement is qualified in its entirety to the full text of the Agreement, a copy of which is included in
Exhibit 2 to the Company's Annual Report on Form 10-K. The merger is expected to be consummated during the third quarter of 1996. There can be no assurance, however, that the merger will be consummated, or, if consummated, that it will be on the same terms described above and in the Acquisition Agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Frost Hanna Mergers Group, Inc. (the "Company") was formed in October, 1993 to seek to effect a merger, exchange of capital stock, asset acquisition or similar business combination (a "Business Combination") with an acquired business (an "Acquired Business").
 In connection with its initial capitalization, the Company issued 1,389,000 shares of its Common Stock to its officers, directors, and other shareholders for an aggregate sum of $37,920. On March 21, 1994, the Company's Registration Statement on Form SB-2 (the "Registration Statement") was declared effective by the U.S. Securities and Exchange Commission (the "SEC"). Pursuant to the Registration Statement, the Company, in its initial public offering of securities, offered and sold 1,955,000 shares of Common Stock, par value $.0001 per share, at a purchase price of $6.00 per share (the "Offering") and received net proceeds of approximately $10,142,177, after the payment of all expenses of the Offering (the "Net Proceeds"). In addition, the Company issued Underwriter Options to purchase 170,000 shares of Common Stock. The Offering was a "blank check" offering.

LIQUIDITY AND CAPITAL RESOURCES/PLAN OF OPERATION

         As of March 31, 1996 and December 31, 1995, respectively, the Company had cash and cash equivalents of $1,283,481 and $1,509,428, restricted short-term investments of $8,889,298 and $8,789,268, property and equipment of $4,980 and $5,280 and prepaid expenses of $2,178 and $2,178. As of March 31, 1996 and December 31, 1995, respectively, the Company had total liabilities of $67,575 and $86,209, and total stockholders' equity of $7,101,354 and $7,154,983. Of the Net Proceeds, 80% ($8,113,741) (the "Escrow Fund") were delivered to Fiduciary Trust International of the South, as Escrow Agent, to be held in escrow by such firm, until the earlier of (i) written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of facilitating a Business Combination; or (ii) the exercise by certain shareholders of redemption rights which will be offered (the "Redemption Offer") at the time the Company seeks shareholder approval of any potential Business Combination. As of March 31, 1996, there was $8,889,298 in the Escrow Fund. The Escrow Fund is currently invested in United States government-backed short-term securities.

         Other than the Escrow Fund, the Company, as of March 31, 1996 and December 31, 1995, respectively, had $1,283,481 and $1,509,428 in cash and cash equivalents, all of which was received from the Offering (other than interest income earned thereon).

         The Company's objective is to seek to effect a Business Combination with an Acquired Business which the Company believes has growth potential. On March 13, 1996, the Company entered into an Acquisition Agreement (the "Acquisition Agreement") with Pan American World Airways, Inc., a Florida corporation ("Pan Am"), providing for the merger of PA Acquisition Corporation, a Florida corporation and wholly-owned subsidiary of the Company, with and into Pan Am. Pan Am is a newly organized corporation established to operate a new low fare, full service airline under the "Pan Am" name, which will serve selected long-haul routes between major United States cities. Upon consummation of the merger, each outstanding share of Pan Am common stock will be converted into the right to receive one share of the Company's Common Stock. Approximately 7,561,191 shares of Pan Am common stock, along with warrants and options to acquire an additional 1,587,739 shares of Pan Am common stock, were outstanding as of May 6, 1996 which would, upon consummation of the merger and issuance of the Company's Common Stock in exchange therefore (assuming the exercise or conversion of all outstanding Pan Am options and warrants and the exercise of the Underwriter Options to purchase 170,000 shares of Common Stock held by the Underwriter of the Company's initial public offering), represent approximately seventy-two percent (72%) of the shares of the Company's Common Stock outstanding after giving effect to the merger.

         The obligations of both parties to consummate the merger are subject to the following conditions, among others: (1) the effectiveness of the registration statement relating to the Company Common Stock to be issued in the merger; (2) the approval of the shareholders of each of the Company and Pan Am;
(3) the receipt by the Company of an opinion or other advice from an investment banking firm or other advisor or consultant to the effect that the exchange ratio in the merger is fair from a financial point of view to the Company and its shareholders, which opinion or advice shall not have been withdrawn or modified prior to the confirmation of the merger; (4) the merger and other transactions relating to the formation of Pan Am shall have been approved by the Bankruptcy Court for the Southern District of New York; and (5) receipt by Pan Am of all licenses (or commitments to unconditionally grant such licenses upon consummation of the merger) required by the United States Federal Aviation Administration, the United States Department of Transportation and others for Pan Am to commence operations as an air carrier.

         In the event the merger is not consummated because of the failure of the shareholders of Pan Am to approve the merger and if any of the existing shareholders or their affiliates do not vote in favor of the merger, then Pan Am is obligated to pay to the Company a termination fee of $1 million plus all costs and expenses incurred by the Company in connection with the proposed merger.

         The foregoing description of the Acquisition Agreement is qualified in its entirety to the full text of the Agreement, a copy of which is included in
Exhibit 2 to the Company's Annual Report on Form 10-K. The merger is expected to be consummated during the third quarter of 1996. There can be no assurance, however, that the merger will be consummated, or, if consummated, that it will be on the same terms described above and in the Acquisition Agreement.

         Although the Company has, prior to the execution of the letter of intent with Pan Am, had preliminary discussions with Acquired Business candidates regarding a possible Business Combination, the Company had not entered into any agreements, agreements in principle or understandings regarding a Business Combination other than the Acquisition Agreement.

         The expenses required to consummate the merger with Pan Am cannot be presently ascertained with any degree of certainty. For the quarters ended March 31, 1996, and March 31, 1995, respectively, the Company incurred $249,466 and $94,309 of operating expenses, which primarily consisted of professional expenses and salaries. Pursuant to employment agreements, the Company currently pays to each of Messrs. Frost and Hanna $8,000 monthly for salary plus $1,000 monthly each for Messrs. Frost's and Hanna's non- accountable expense allowance.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not presently a party to any material litigation, nor, to the knowledge of management, is any such litigation presently threatened.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)        EXHIBITS.

                           None.

                (b)        CURRENT REPORTS ON FORM 8-K

                           None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      FROST HANNA MERGERS
                                      GROUP, INC.

Date: May 15, 1996
                                      By: /s/ MARK J. HANNA
                                          ------------------
                                          Mark J. Hanna,
                                          President





Date: May 15, 1996                   By: /s/ MARSHAL E. ROSENBERG
                                          -------------------------
                                          Marshal E. Rosenberg, Ph.D.
                                          Principal Financial Officer