Form 10QSB
period 1996-06-30
FROST HANNA MERGERS GROUP INC
filed 1996-08-14
CIK 916844

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1996


                           Commission File No. 0-23444


                         FROST HANNA MERGERS GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


            FLORIDA                                          65-0450311
- -------------------------------                          -------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                          Identification No.)

             7700 WEST CAMINO REAL, SUITE 222, BOCA RATON, FL  33431
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

           As of August 12, 1996, the Company had a total of 3,344,000 shares (the "Shares") of Common Stock, par value $.0001 per share (the "Common Stock") outstanding. Additionally, as of such date, Underwriter Options to purchase 170,000 shares of Common Stock (the "Underwriter Options") remain outstanding and unexercised. Each Underwriter Option entitles the holder thereof to purchase one share of Common Stock at a purchase price of $8.10 per share commencing March 21, 1995 and for a period of four years thereafter.

           Transitional Small Business Disclosure Format: Yes [ ]    No  [X]

                         FROST HANNA MERGERS GROUP, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 1996


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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 11

Item 6.  Exhibits and Reports on Form 8-K................................... 11



                         FROST HANNA MERGERS GROUP, INC.

                        (A Development Stage Corporation)

                            CONDENSED BALANCE SHEETS


                                                                June 30,            December 31,
                   ASSETS                                         1996                  1995
                   ------                                    ---------------      ---------------
                                                               (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                $      900,354       $    1,509,428
    Prepaid expenses                                                  2,178                2,178
    Restricted short-term investments                             8,988,765            8,789,268
    Income taxes receivable                                          59,725              -
                                                             --------------       --------------
         Total current assets                                     9,951,022           10,300,874

PROPERTY AND EQUIPMENT, net                                           4,680                5,280
                                                             --------------       --------------

         Total assets                                        $    9,955,702       $   10,306,154
                                                             ==============       ==============


        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accrued expenses                                         $       29,808       $       22,200
    Income taxes payable                                            -                     64,009
                                                             --------------       --------------

         Total current liabilities                                   29,808               86,209
                                                             --------------       --------------


REDEEMABLE COMMON STOCK (Note 3)                                  2,976,776            3,064,962
                                                             --------------       --------------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 4)

STOCKHOLDERS' EQUITY:
    Common stock, $.0001 par value, 100,000,000
       shares authorized, 3,344,000 shares issued
       and outstanding                                                  335                  335
    Additional paid-in capital                                    7,202,986            7,114,800
    (Deficit) retained earnings accumulated during
          the development stage                                    (254,203)              39,848
                                                             ---------------      --------------
         Total stockholders' equity                               6,949,118            7,154,983
                                                             --------------       --------------

         Total liabilities and stockholders' equity          $    9,955,702       $   10,306,154
                                                             ==============       ==============



            The accompanying notes to condensed financial statements
                 are an integral part of these balance sheets.


                         FROST HANNA MERGERS GROUP, INC.

                        (A Development Stage Corporation)

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                 For the Three Months Ended   For the Six Months Ended          For the Cumulative
                                                          June 30,                   June 30,                 Period From Inception
                                                 --------------------------   ------------------------         (October 4, 1993) to
                                                    1996            1995           1996           1995             June 30, 1996
                                                -----------    ------------   -----------     -----------   ------------------------

     REVENUES                                   $    -         $    -         $    -         $    -             $      -

     EXPENSES:
         Salaries to officers                        54,000          54,000        108,000        108,000             591,677
         General and administrative expenses        305,230          24,949        500,696         65,257             792,185
                                                -----------    ------------   ------------   ------------       -------------
              Loss from operations                 (359,230)        (78,949)      (608,696)      (173,257)         (1,383,862)

     INTEREST INCOME                                122,054         143,470        249,928        279,970           1,129,659
                                                -----------    ------------   ------------   ------------       -------------

              Income (loss) before provision
                   (benefit) for income taxes      (237,176)         64,521       (358,768)       106,713             (254,203)

     PROVISION (BENEFIT) FOR INCOME TAXES           (19,728)        -              (64,717)       -                    -
                                                -----------    ------------   ------------   ------------       -------------
              Net income (loss)                 $  (217,448)   $     64,521   $   (294,051)  $    106,713       $    (254,203)
                                                ===========    ============   ============   ============       =============
     NET INCOME (LOSS) PER COMMON SHARE         $      (.07)   $        .02   $       (.09)  $       .03        $        (.08)
                                                ===========    ============   ============   ============       =============
     WEIGHTED AVERAGE NUMBER OF
         COMMON SHARES OUTSTANDING                3,344,000       3,344,000      3,344,000      3,344,000           2,996,358
                                                ===========    ============   ============   ============       =============

            The accompanying notes to condensed financial statements
                   are an integral part of these statements.


                         FROST HANNA MERGERS GROUP, INC.

                        (A Development Stage Corporation)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                 For the Six Months Ended       For the Cumulative
                                                                                         June 30,              Period From Inception
                                                                          -------------------------------      (October 4, 1993) to
                                                                               1996                  1995         June 30, 1996
                                                                          ------------         ------------     -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                     $   (294,051)        $    106,713     $     (254,203)
    Adjustments to reconcile net loss to net cash
       used for operating activities-
         Depreciation                                                              600                  550              1,891
         Interest income on restricted short-term investments                 (201,358)            (212,097)          (875,707)

    Change in assets and liabilities-
       Prepaid expenses                                                           -                  (2,548)            (2,178)
       Income taxes receivable                                                 (59,725)                   -            (59,725)
       Accrued expenses                                                          7,608               (6,086)            29,808
       Accrued officer payroll                                                    -                  (6,107)           -
       Income taxes payable                                                    (64,009)               -                -
                                                                          ------------         ------------     --------------
                  Net cash used in operating activities                       (610,935)            (119,575)        (1,160,114)
                                                                          ------------         ------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                              -               (2,414)            (6,571)
    Sales and maturities of restricted short-term investments               24,341,425           16,235,075         73,019,195
    Purchase of restricted short-term investments                          (24,339,564)         (16,235,240)       (81,132,253)
                                                                          ------------         ------------     --------------
                  Net cash provided by (used in) investing activities            1,861               (2,579)        (8,119,629)
                                                                          ------------         ------------     --------------

                                   (Continued)

                         FROST HANNA MERGERS GROUP, INC.

                        (A Development Stage Corporation)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (Continued)



                                                                             For the Six Months Ended           For the Cumulative
                                                                                      June 30,                 Period From Inception
                                                                         ----------------------------------    (October 4, 1993) to
                                                                               1996                1995           June 30, 1996
                                                                         ---------------     --------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                $      -           $      -          $    10,180,097
                                                                          --------------     --------------    ---------------

                  Net (decrease) increase in cash and cash equivalents          (609,074)          (122,154)           900,354

CASH AND CASH EQUIVALENTS, beginning of period                                 1,509,428          1,758,800              -
                                                                          --------------     --------------    ---------------

CASH AND CASH EQUIVALENTS, end of period                                  $      900,354     $    1,636,646    $       900,354
                                                                          ==============     ==============    ===============

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY:
    Change in value of redeemable common stock                            $      (88,186)    $       32,003    $       (64,863)
                                                                          ==============     ==============    ===============

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITY:
    Income taxes paid                                                     $       59,017     $          708    $        59,725
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

In the opinion of the management of the Company, the accompanying unaudited condensed financial statements of the Company contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1996, and the results of its operations for the three and six months ended June 30, 1996 and 1995 and the cumulative period from October 4, 1993 (date of inception) to June 30, 1996. The results of operations and cash flows for the three and six months ended June 30, 1996 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1996.

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

(2) RESTRICTED SHORT-TERM INVESTMENTS:

Eighty percent of the Net Proceeds of the Offering were delivered to an escrow agent and are being held in escrow (the "Escrow Fund") by such firm, until the earlier of (i) written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of implementing a Business Combination or (ii) the exercise by certain shareholders of redemption rights which will be offered at the time the Company seeks shareholder approval of any potential Business Combination. As of June 30, 1996 and December 31, 1995, there was $8,988,765 and $8,789,268, respectively, in the Escrow Fund. The Escrow Fund is currently invested in United States government-backed short-term securities.

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

(4)  TRANSACTION BETWEEN THE COMPANY AND
            PAN AMERICAN WORLD AIRWAYS, INC.:

On January 29, 1996, the Company entered into a letter of intent with Pan American World Airways, Inc., a Florida corporation ("Pan Am"), outlining the basic terms of a proposed transaction between the Company and Pan Am. On March 13, 1996, the Company, Pan Am and PA Acquisition Corporation, a Florida corporation and wholly owned subsidiary of the Company ("FH Sub"), entered into a definitive agreement (the "Acquisition Agreement"), providing for, among other things, the merger of FH Sub with and into Pan Am as outlined in the letter of intent. Pan Am is a newly organized corporation established to operate a new low fare, full service airline under the "Pan Am" name, which will serve selected long-haul routes between major United States cities. Upon consummation of the merger, each outstanding share of Pan Am common stock will be converted into the right to receive one share of the Company's common stock. Approximately 7,561,191 shares of Pan Am common stock along with warrants and options to acquire an additional 1,587,739 shares of Pan Am common stock were outstanding as of August 12, 1996. Accordingly, assuming the exercise or conversion of all outstanding Pan Am options and warrants and the exercise of the warrants held by the underwriter of the Company's initial public offering (170,000 shares), the shareholders of Pan Am would, upon consummation of the merger own approximately seventy-two percent (72%) of the shares of the Company's common stock.

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

The foregoing description of the Acquisition Agreement is qualified in its entirety to the full text of the Agreement, a copy of which is included in
Exhibit 2 to the Company's Annual Report on Form 10-K. The merger is expected to be consummated during the third quarter of 1996. There can be no assurance, however, that the merger will be consummated, or, if consummated, that it will be on the same terms described above and in the Acquisition Agreement. The expenses required to consummate the merger with Pan Am cannot be presently ascertained with any degree of certainty. For the quarters ended June 30, 1996, and June 30, 1995, respectively, the Company incurred $359,230 and $78,949 of operating expenses, which primarily consisted of professional expenses and salaries.

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

LIQUIDITY AND CAPITAL RESOURCES/PLAN OF OPERATION

         As of June 30, 1996 and December 31, 1995, respectively, the Company had cash and cash equivalents of $900,354 and $1,509,428, restricted short-term investments of $8,988,765 and $8,789,268, property and equipment of $4,680 and $5,280 and prepaid expenses of $2,178 and $2,178. As of June 30, 1996 and December 31, 1995, respectively, the Company had total current liabilities of $29,808 and $86,209, and total stockholders' equity of $6,949,118 and $7,154,983. Of the Net Proceeds, 80% ($8,113,741) (the "Escrow Fund") were delivered to Fiduciary Trust International of the South, as Escrow Agent, to be held in escrow by such firm, until the earlier of (i) written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of facilitating a Business Combination; or (ii) the exercise by certain shareholders of redemption rights which will be offered (the "Redemption Offer") at the time the Company seeks shareholder approval of any potential Business Combination. As of June 30, 1996, there was $8,988,765 in the Escrow Fund. The Escrow Fund is currently invested in United States government-backed short-term securities.

         Other than the Escrow Fund, the Company, as of June 30, 1996 and December 31, 1995, respectively, had $900,354 and $1,509,428 in cash and cash equivalents, all of which was received from the Offering (other than interest income earned thereon).

         The Company's objective is to seek to effect a Business Combination with an Acquired Business which the Company believes has growth potential. On March 13, 1996, the Company entered into an Acquisition Agreement (the "Acquisition Agreement") with Pan American World Airways, Inc., a Florida corporation ("Pan Am"), providing for the merger of PA Acquisition Corporation, a Florida corporation and wholly-owned subsidiary of the Company, with and into Pan Am. Pan Am is a newly organized corporation established to operate a new low fare, full service airline under the "Pan Am" name, which will serve selected long-haul routes between major United States cities. Upon consummation of the merger, each outstanding share of Pan Am common stock will be converted into the right to receive one share of the Company's Common Stock. Approximately 7,561,191 shares of Pan Am common stock, along with warrants and options to acquire an additional 1,587,739 shares of Pan Am common stock, were outstanding as of August 12, 1996 which would, upon consummation of the merger and issuance of the Company's Common Stock in exchange therefore (assuming the exercise or conversion of all outstanding Pan Am options and warrants and the exercise of the Underwriter Options to purchase 170,000 shares of Common Stock held by the Underwriter of the Company's initial public offering), represent approximately seventy-two percent (72%) of the shares of the Company's Common Stock outstanding after giving effect to the merger.

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

         The expenses required to consummate the merger with Pan Am cannot be presently ascertained with any degree of certainty. For the quarters ended June 30, 1996, and June 30, 1995, respectively, the Company incurred $359,230 and $78,949 of operating expenses, which primarily consisted of professional expenses and salaries. Pursuant to employment agreements, the Company currently pays to each of Messrs. Frost and Hanna $8,000 monthly for salary plus $1,000 monthly each for Messrs. Frost's and Hanna's non-accountable expense allowance.

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



                                      FROST HANNA MERGERS
                                      GROUP, INC.

Date: August 12, 1996
                                      By: /s/ MARK J. HANNA
                                          ------------------
                                          Mark J. Hanna,
                                          President





Date: August 12, 1996                   By: /s/ MARSHAL E. ROSENBERG
                                          -------------------------
                                          Marshal E. Rosenberg, Ph.D.
                                          Principal Financial Officer