Form 10-Q
period 1996-09-30
FROST HANNA MERGERS GROUP INC
filed 1996-11-14
CIK 916844

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996


                           Commission File No. 0-23444


                               PAN AM CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            FLORIDA                                            65-0450311
-------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                            Identification No.)


                   9300 N.W. 36TH STREET, MIAMI, FLORIDA 33178
                   -------------------------------------------
                    (Address of principal executive offices)


                                (305) 873-6039
                                --------------
             (Registrant's telephone number, including area code)



        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        As of October 31, 1996, the Company had a total of 10,920,191 shares of Common Stock, par value $.0001 per share outstanding.



                               PAN AM CORPORATION
                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1996


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                     PAGE NO.
                                                                                  --------

Item 1. Financial Statements - Unaudited

           Condensed Balance Sheets as of September 30, 1996 and
           December 31, 1995..........................................................   3

           Condensed Statements of Development Stage Operations for the
           three and nine months ended September 30, 1996 and 1995 and
           cumulative for the period from inception to September 30, 1996 ............   4

           Consolidated Statement of Cash Flows - unaudited
           for nine months ended September 30, 1996 and 1995 and
           cumulative for the period from inception to September 30, 1996.............   5

           Notes to Condensed Financial Statements ...................................   6-14

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................................  15-19


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.............................................................  20

Item 4. Submission of Matters to a Vote of Security Holders...........................  20

Item 6. Exhibits and Reports on Form 8-K..............................................  20-21

Signature.............................................................................  22



PAN AM CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET - UNAUDITED
-----------------------------------------------------------------------------------------------------------------

                                                                             SEPTEMBER 30,           DECEMBER 31,
                                                                                 1996                     1995
                                                                                                     (PREDECESSOR
                                                                                                       COMPANY)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                $ 22,886,771
  Receivables, principally traffic                                              863,622
  Expendable aircraft parts                                                     261,787
  Prepaid expenses and other assets                                             820,217
                                                                           -------------
          Total current assets                                               24,832,397

PROPERTY - Net
                                                                              2,033,064

OTHER ASSETS:
  Service marks (net of accumulated amortization
   of $108,830 and $82,211)                                                   1,575,351             $1,601,970
  Organizational costs (net of accumulated
   amortization of $15,407 and $8,371)                                           55,664                 12,684
  Deposits                                                                    1,484,280
  Investment in affiliate                                                         1,000
                                                                           -------------         --------------
TOTAL                                                                       $29,981,756             $1,614,654
                                                                           =============         ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                           $3,450,066
  Note payable to stockholder                                                 1,500,000
  Air traffic liability                                                         539,812
  Accrued compensation                                                          120,000
  Deferred income taxes                                                         155,421
  Other accrued expenses                                                        153,080           $      4,263
                                                                           -------------         --------------
           Total current liabilities                                          5,918,379                  4,263
                                                                           -------------         --------------

CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par value, 100,000,000 shares and 20,000 shares authorized,10,920,191 shares and 750 shares issued and
    outstanding respectively                                                      1,092                      8
  Capital surplus                                                            39,021,109              2,106,031
  Capital surplus - stock option                                                534,264
  Deficit accumulated during the development stage                          (12,817,191)              (495,648)
  Deferred compensation (790,918 shares)                                       (833,759)
  Receivables from officers and stockholders (521,852 shares)                (1,842,138)
                                                                           -------------         --------------
           Total stockholders' equity
                                                                             24,063,377              1,610,391
                                                                           -------------         --------------
TOTAL                                                                       $29,981,756             $1,614,654
                                                                           =============         ==============



See accompanying notes to consolidated financial statements - unaudited.


PAN AM CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF DEVELOPMENT STAGE OPERATIONS - UNAUDITED
------------------------------------------------------------------------------------------------------------------

                                           FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED  FOR THE
                                                  SEPTEMBER 30,              SEPTEMBER 30,         CUMULATIVE
                                               1996        1995            1996        1995        PERIOD FROM
                                                       (PREDECESSOR                PREDECESSOR     INCEPTION TO
                                                         COMPANY)                    COMPANY)      SEPTEMBER 30,
                                                                                                       1996
REVENUES:
  Passenger..........................    $   125,000                  $  125,000                  $  125,000
  Cargo and mail.....................            450                         450                         450
  License fees and other income .....         53,307                      73,176    $     110         73,176
                                         ------------   ----------    -----------   ----------    -----------
           Total revenues ...........        178,757                     198,626          110        198,626
                                         ------------   ----------    -----------   ----------    -----------

EXPENSES:
  Wages and related costs ...........      2,639,542    $   28,663     4,189,022       85,989      4,189,022
  Professional and technical ........        941,951        15,205     2,134,959       37,372      2,134,959
  Advertising .......................        951,807                   1,291,244                   1,291,244
  Flight crew training costs ........        578,146                   1,025,497                   1,025,497
  Reservations and sales ............        687,843                     687,843                     687,843
  Aircraft maintenance materials
    and repairs .....................        606,643                     613,664                     613,664
  Aircraft rentals ..................        604,792                     608,792                     608,792
  Materials and supplies-other ......        340,039                     420,924                     420,924
  Facilities and other rents ........        218,018                     406,878                     406,878
  Aircraft fuel and oil .............        361,316                     361,316                     361,316
  Insurance .........................        253,996                     290,003                     290,003
  Passenger service .................        161,726                     237,386                     237,386
  Depreciation and amortization .....         90,199        13,073       168,512       33,210        168,512
  Communications ....................        106,905                     156,320                     156,320
  Ground handling and landing fees ..        127,250                     127,250                     127,250
  Other .............................        345,449         5,276       520,757       19,697        520,757
                                         ------------   ----------    -----------   ----------    -----------
           Total expenses ...........      9,015,622        62,217    13,240,367      176,268     13,240,367
                                         ------------   ----------    -----------   ----------    -----------

NON-OPERATING
  INCOME (EXPENSES):
  Interest income ...................        155,851                     390,064                     390,064
  Interest expense ..................        (26,121)                    (26,121)                    (26,121)
  Write-down of investment ..........                                    (17,000)                    (17,000)
  Other .............................            420                      33,028                      33,028
                                         ------------   ----------    -----------   ----------    -----------
           Total non-operating income        130,150                     379,971                     379,971
                                         ------------   ----------    -----------   ----------    -----------

LOSS BEFORE DEFERRED
  INCOME TAX PROVISION                    (8,706,715)      (62,217)  (12,661,770)    (176,158)   (12,661,770)

DEFERRED INCOME
  TAX PROVISION .....................                                   (155,421)                   (155,421)
                                         ------------   ----------    -----------   ----------    -----------

NET LOSS ............................    $(8,706,715)   $  (62,217) $(12,817,191)  $ (176,158)  $(12,817,191)
                                         ============   ==========    ===========   ==========    ===========

NET LOSS PER SHARE ..................    $     (1.11)   $   (82.96) $      (2.21)  $  (234.88)  $      (2.21)
                                         ============   ==========    ===========   ==========    ===========
WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES
  OUTSTANDING .......................      7,823,615           750     5,787,976           750      5,787,976
                                         ============   ==========    ===========   ==========    ===========

See accompanying notes to consolidated financial statements - unaudited.


PAN AM CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
-----------------------------------------------------------------------------------------------------------------


                                                        FOR THE NINE MONTHS ENDED      FOR THE CUMULATIVE
                                                               SEPTEMBER 30,           PERIOD FROM INCEPTION
                                                            1996             1995      TO SEPTEMBER 30, 1996
                                                                        (PREDECESSOR
                                                                           COMPANY)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................   $(12,817,191)      $(176,158)   $(12,817,191)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization ..................        168,512          33,211         168,512
    Deferred compensation amortization .............      1,167,264                       1,167,264
    Deferred income taxes ..........................        155,421                         155,421
    Amortization of prepaid rent ...................        300,110                         300,110
    Write-off of investment in affiliate ...........         17,000                          17,000
    Changes in certain assets and liabilities:
      Increase in receivables ......................       (863,622)                       (863,622)
      Increase in prepaid expenses .................       (820,217)                       (820,217)
      Increase in accounts payable .................      3,390,951                       3,390,951
      Increase in air traffic liability ............        539,812                         539,812
      Increase in accrued compensation .............        120,000                         120,000
      Increase in accrued expenses .................        153,080          85,989         153,080
                                                        -----------      ----------     -----------
           Net cash used in operating activities ...     (8,488,880)        (56,958)     (8,488,880)
                                                        -----------      ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ...............       (620,034)                       (620,034)
  Payments for service marks .......................                        (77,005)
  Investment in affiliate ..........................        (18,000)                        (18,000)
  Deposits .........................................     (1,484,280)                     (1,484,280)
                                                        -----------      ----------     -----------
           Net cash used in investing activities ...     (2,122,314)        (77,005)     (2,122,314)
                                                        -----------      ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in note payable .........................      1,500,000                       1,500,000
  Issuance of common stock .........................     31,997,965                      31,997,965
  Capital contributions ............................                        134,851
                                                        -----------      ----------     -----------

           Net cash provided by financing activities     33,497,965         134,851      33,497,965
                                                        -----------      ----------     -----------
NET INCREASE IN CASH
                                                         22,886,771             888      22,886,771
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD ..............................                          4,175
                                                        -----------      ----------     -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ....................................    $22,886,771      $    5,063    $ 22,886,771
                                                        ===========      ==========     ===========


See accompanying notes to consolidated financial statements-unaudited.

PAN AM CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 AND FOR THE CUMULATIVE PERIOD FROM INCEPTION TO SEPTEMBER 30, 1996
--------------------------------------------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Pan Am Corporation (F/K/A Frost Hanna Mergers Group, Inc.) (the "Company" or "Pan Am"), a development stage company, was formed to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating business. On September 23, 1996, the Company completed a Business Combination (Merger) with Pan American World Airways, Inc., a Florida corporation ("PAWA"), in a transaction treated for accounting purposes, as a capital transaction equivalent to the issuance of stock by PAWA for the Company's net monetary assets which approximated $9.8 million at September 23, 1996.

   PAWA, also a development stage company, was established for the purpose of operating a commercial passenger and cargo airline through its wholly-owned subsidiary, Pan American Airways, Inc. ("PAA"). On September 19, 1996, PAA received its final regulatory approvals and on September 26, 1996, Pan Am commenced operations as a scheduled passenger and cargo air carrier.

   As of September 30, 1996, the Company still considers itself a development stage company. Accordingly, the accompanying unaudited consolidated financial statements reflect the Company's cumulative development stage operations from Inception (January 1, 1996) of PAWA.

   The following is a summary of significant accounting policies of the Company:

   BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements as of September 30, 1996 and for each of the three and nine-month periods ended September 30, 1996 and 1995 and for the cumulative period from Inception to September 30, 1996 have been prepared by the Company which is responsible for their integrity and objectivity.

   To the best of management's knowledge and belief, the statements and related information were prepared in conformity with generally accepted accounting principles and are based on recorded transactions and management's best estimates and judgments. The interim results of operations are not necessarily indicative of the results which may be expected for the full year.

   The unaudited consolidated financial statements for the three and nine-month periods ended September 30, 1996 and 1995 and for the cumulative period from Inception to September 30, 1996 include, in the opinion of management, all adjustments (which are normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations of the Company for the periods indicated.

   The September 30, 1996 unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Pan American Airways, Inc. (formerly known as PANF, Inc.), a Florida corporation, Pan American World Airways, Inc., a Delaware corporation, Pan American Airbridge Holdings, Inc., a Florida corporation, and EAL Asset Company No. 1, a Florida corporation. All intercompany balances and transactions have been eliminated.

   As required by instructions to Form 10-Q, the combined financial statements of the Predecessor Company as of December 31, 1995 and for the three and nine month periods ended September 30, 1995, have been included herein. The Predecessor Company, also a development stage company, consists of the combination of Pan American World Airways, Inc., a Delaware corporation, and Pan American Airbridge Holdings, Inc., a Florida corporation. The Predecessor Company had common ownership and management and its principal asset, service marks related to the Pan Am /Registered trademark/ trade name, was held for development. All intercompany balances and transactions have been eliminated.

   USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

   CASH AND CASH EQUIVALENTS - For purposes of consolidated financial statements, the Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. Included in the balance at September 30, 1996 is $7.0 million of restricted funds received from the second private offering (see Note 8; Stock Offerings). Such funds were released to the Company on October 9, 1996.

   EXPENDABLE AIRCRAFT PARTS - Expendable aircraft parts are carried at the lower of cost or market, with cost being determined on the first-in, first-out basis. An allowance is provided when, in the judgment of management, the realizable value of individual parts declines below the total cost of such parts.

   PROPERTY - Property is stated at the lower of cost or market. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the various assets. Property useful lives are as follows:

      Spare rotables....................................... five years
      Technical library.................................... five years
      Office equipment..................................... five years
      Software............................................. five years

   AIRCRAFT MAINTENANCE AND REPAIRS - The cost of major renewals and betterments are capitalized. Routine repairs and maintenance are charged to operations as incurred. The cost of major scheduled airframe, engine and certain component overhauls are capitalized and amortized over the periods benefited. Upon disposition, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in earnings.

   INTANGIBLE ASSETS - Intangible assets including service marks related to the Pan Am trade name (stated at cost) and organizational costs are amortized on the straight-line method over their legal or estimated useful lives, whichever is shorter, as follows:

      Service marks........................................ forty years
      Organizational costs................................. five years

   The Company continually evaluates the periods of intangible asset amortization to determine whether events and circumstances subsequent to the origination date of such assets warrant a revised estimate of useful lives. In addition, the Company periodically reviews intangible assets to assess recoverability based upon expectations of undiscounted cash flows from future operations. An impairment would be recognized in operating results based upon such reviews.

   INVESTMENT IN AFFILIATE - The Company accounts for its investment in affiliate under the equity method.

   DEFERRED COMPENSATION - Deferred compensation, a contra-equity account, is recorded for the difference between the fair value and the exercise price of shares of common stock subject to stock options. Deferred compensation is being amortized on a straight-line method over the one-year vesting period.

   REVENUE RECOGNITION - Revenues are recognized when the transportation is provided. Customer flight deposits and unused passenger tickets sold are included in air traffic liability. As is customary within the industry, the Company performs periodic evaluations of this estimated liability, and any adjustments resulting therefrom, which can be significant, are included in the results of operations for the periods in which the evaluations are completed.

   PASSENGER TRAFFIC COMMISSIONS - Passenger traffic commissions are recognized as expense when the transportation is provided and the related revenue is recognized. The amount of passenger traffic commissions paid but not yet recognized as expense is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

   DEFERRED INCOME TAXES - The Company provides for deferred taxes under the liability method. Under such method, deferred taxes are adjusted for tax rate changes as they occur. Deferred income tax assets and liabilities are computed for differences between the financial statements and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

   The Company expects to file consolidated income tax returns.

   Prior to its contribution, one of the Company's subsidiaries was an S corporation for federal income tax purposes. Therefore, the income tax effects of the results of operations prior to such contribution accrue directly to the previous stockholders. However, on the contribution date, such subsidiary had a change in its tax status and, accordingly, the Company recognized a deferred tax liability of $155,421 with a corresponding charge to the provisions for income taxes during the nine months ended September 30, 1996. Had such subsidiary been a C corporation, it would not have had any provision for income taxes since it had net losses during all periods.

   NEW ACCOUNTING PRONOUNCEMENTS - In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment would be recognized in operating results, when there is a difference between the respective future cash flows and the carrying value of the long-lived assets. SFAS No. 121 will apply to the Company for the year ended December 31, 1996. The implementation of SFAS No. 121 did not have a material impact on the Company's financial position or result of operations.

   In October 1995, FASB issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which will be effective for the Company beginning January 1, 1996. This Statement requires certain disclosures about stock-based employee compensation arrangements, regardless of the method used to account for them, defines a fair value based method of accounting for an employee stock option or similar equity instrument, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for stock-based compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

2. LOSS PER SHARE

   Net loss per common share is computed by dividing net loss by the weighted average number of common stock and common stock equivalent shares outstanding. For the three and nine-month periods ended September 30, 1996, the Company's common stock equivalents, consisting of stock options and warrants outstanding, were anti-dilutive.

3. PROPERTY - NET

   Property at September 30, 1996 consisted of the following:

      Spare rotables....................................... $  797,887
      Software..............................................   500,000
      Technical library....................................    250,000
      Training manuals.....................................     50,000
      Office equipment.....................................    572,225
                                                            -----------
                                                             2,170,112

      Less: depreciation and amortization..................    137,048
                                                            ----------
      Total property - net................................. $2,033,064
                                                            ==========

4. INVESTMENT IN AFFILIATE

   The Company's investment in affiliate, which is carried at a nominal value, consists of a 30% interest in Chalks Air Bridge, Inc., which owns 100% of Flying Boat, Inc., a Delaware corporation. Flying Boat, Inc. is the owner and operator of Chalks International Airlines, a seaplane airline. The Company has granted, without royalties or fees, a license to Flying Boat, Inc. to use the Pan Am trade name, subject to termination only upon the occurrence of specific events.

5. DEFERRED INCOME TAXES

   Deferred income taxes at September 30, 1996 consisted of the deferred tax liability related to intangible asset amortization deductions taken for income tax purposes by a certain subsidiary, but not yet taken for financial statement purposes.

6. CONTINGENCIES

   One of the Company's subsidiaries is a party to litigation involving the acquisition of the service marks. At the time of acquisition of such service marks and pursuant to an asset purchase agreement, the seller of the service marks agreed to sign such documents and take such steps as required for the subsidiary to record assignments of the service marks in various countries in which the service marks were registered. Such recordings were to be effected by documents executed subsequent to the service mark assignment to the subsidiary. The seller has failed to effect and execute all documents as requested by the subsidiary. Accordingly, the subsidiary filed suit for breach of contract, specific performance and injunctive relief to cause an authorized officer of the seller to execute all required documents. The seller has entered counterclaims and has attempted to void the asset purchase agreement. The Company believes that the matter will be resolved in the Company's favor and that the likelihood of an unfavorable outcome for the Company in this matter is remote. However, in the unlikely event that the subsidiary does not prevail in this matter, the loss of the service marks would have a material adverse effect on the Company. Additionally, the Company's legal counsel has advised the Company that although the Company is not a successor to the former Pan Am, certain foreign creditors of the former Pan Am might seek within their foreign jurisdictions to recover debts of the former Pan Am from the Company and the

   Company's property might be subject to attachment or seizure on a "successor liability" theory if the Company were to commence operations in certain foreign countries.

   The Company also has been a party to various litigation in protecting the service marks, none of which would have a material adverse impact on the Company's financial statements.

7. STOCKHOLDERS' EQUITY

   STOCKHOLDERS' OPTIONS - The Company has granted certain stockholders' options to purchase the Company's common stock as follows:

       Options granted to purchase 790,918 shares of the Company's stock for $1 per share which are exercisable on or after March 4, 1997 and expire on March 3, 2006. The Company has accounted for the difference between the fair value of the stock at the date of grant and the $1 exercise price as deferred compensation, a reduction in stockholders' equity in the accompanying unaudited consolidated balance sheet. The deferred compensation is being amortized over the one year vesting period.

       Options granted to purchase 276,821 shares of the Company's stock for $1 per share became exercisable immediately upon consummation of the Merger and expire nine years from the date of the Merger. The Company has accounted for the difference between the fair value of the stock at the merger date and the $1 exercise price as capital surplus - stock option in the accompanying financial statements.

   NON-STOCKHOLDER OPTIONS - On July 12, 1996, the Company reached an agreement in principle with its general sales agent (GSA) for Central/South America to modify its existing seat prepurchase agreement for Central/South America, whereby such GSA could advance purchase from the Company up to $15 million in airline tickets for the travel on the Company's routes. In addition, the Company and the GSA agreed to modify the number of options to be issued to such GSA, such that the options would be issued for the purchase of 10,000, 25,000 or 50,000 shares of the Company's common stock for the prepurchase of seats by such GSA of $5 million, $10 million and $15 million, respectively. The options will be exercisable for a period of 44 months from the date of issuance at an exercise price of (i) $5.00 per share during the first eight months and (ii) $8.10 per share during the three years thereafter.

   STOCKHOLDERS' WARRANTS - The Company has granted certain stockholders' warrants to purchase the Company's common stock as follows:

       Warrants to purchase 80,000 shares of the Company's common stock at an exercise price of (i) $5 per share if exercised during the period ended May 19, 1997 and (ii) $8.10 per share during the subsequent three-year period.

       Warrants in connection with the initial private offering to purchase an aggregate of 80,000 shares of the Company's common stock at an exercise price of (i) $5 per share if exercised during the period ended May 19, 1997 and (ii) $8.10 per share during the subsequent three-year period.

       Warrants in connection with the initial public offering to purchase an aggregate of 170,000 shares at an exercise price of $8.10 per share commencing March 19, 1995 for a period of four years.

   RECEIVABLES FROM OFFICERS AND STOCKHOLDERS - As described below, the Company has issued common stock to certain Stockholders subject to payment upon the occurrence of future events. The amounts receivable from stockholders have been reflected as a reduction in stockholders' equity in the accompanying consolidated balance sheet.

       In consideration for the issuance of 425,085 shares of the Company's stock, a certain Stockholder has agreed to contribute $1.5 million in cash or property upon the Company entering into a definitive lease agreement with an aircraft leasing firm for two specific A-300 aircraft. As of July 1996, the Company finalized agreements for the leasing of these two specified aircraft. In the event that the Stockholder does not make the required contribution, the Company is entitled to redeem the 425,085 shares from the Stockholder for no consideration.

       In consideration for the issuance of 85,017 shares of the Company's stock, a certain Stockholder has agreed to contribute, upon the Company's demand, a certain note receivable and a certain route authority which have a combined estimated value of approximately $300,000. In the event that the Board of Directors of the Company determine that the value of the note and route authority are less than $300,000, the Company shall be entitled to redeem from the Stockholder for no consideration, a number of shares having a value equal to the difference between the actual value and $300,000. In the event that the Board of Directors of the Company determine that the actual value exceeds $300,000, then the Stockholder (at his option) may receive either cash or additional shares of the Company's stock under the same methodology described above. The determination of actual value shall be accomplished as soon as practicable but in no event later than March 1, 1997.

       The Company received notes totaling $41,478 from certain officers in exchange for 11,750 shares subscribed pursuant to the initial private offering. The notes earn interest at 6% and are due upon demand.

   STOCK OPTION PLAN - The Company's Board of Directors established, subject to stockholder approval, a stock option plan. Under the plan, an aggregate of 600,000 shares of common stock are available for issuance, the exercise price of options may not be less than the fair market value of the Company's common stock on the date of grant. The Company's Compensation and Stock Option Committee determines the persons to whom grants are made and the vesting, timing, amounts and other terms of such grants. The Company has approved the grant of options to purchase 415,000 shares of common stock. The options have an exercise price of $5.00 per share and generally vest in equal portions over three years.

8. STOCK OFFERINGS

   On April 12, 1996, the Company completed a private offering (the "Initial Offering") pursuant to which it sold 2,991,623 shares of common stock at $3.53 per share. The Company received $10,560,429 in cash proceeds from the Initial Offering and intends to use the proceeds thereof for working capital expenses.

   On April 29, 1996, the Company completed a second private offering (the "Second Offering") pursuant to which it sold 1,736,500 shares of common stock at $5.00 per share. The Company received $8,182,500 in cash proceeds and $500,000 in other assets from the Second Offering. The Company will use the proceeds of the Second Offering for working capital expenses.

9. PRO FORMA COMBINED CONDENSED FINANCIAL INFORMATION

   The following unaudited pro forma combined condensed statements of development stage operations for the nine months ended September 30, 1996 and 1995 give effect to the Merger as if it had occurred at the beginning of each period presented. The pro forma financial data is provided for comparative purposes only and do not purport to be indicative of the results which actually would have been obtained if the Merger had been effected at the beginning of each period presented or of those results which may be obtained in the future.

   The Merger has been accounted for as a capital transaction equivalent to the issuance of stock by PAWA for the Company's net monetary assets.

                                                  FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                      1996          1995

      Operating revenues......................... $    198,626   $     110
                                                  ============   ==========

      Operating expenses..........................$ 14,083,339   $ 447,724
                                                  ============   ==========

      Net income (loss).......................... $(13,240,615)  $ (26,552)
                                                  ============   ==========

      Net income (loss) per share.................$      (1.46)  $   (0.01)
                                                  ============   ==========

10.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   The Company has been involved in several non-cash investing and financing activities, most of which relate primarily to the Company's initial capitalization and equity offerings. Summarized below are those transactions which occurred during the nine months ended September 30, 1996 and for the cumulative period from Inception to September 30, 1996.

     ASSETS CONTRIBUTED                ....                VALUE
      Facility rentals............................... $    300,110
      Service marks..................................    1,605,550
      Aircraft parts and other property..............    1,809,674
      Receivables from officers and stockholders.....    1,842,138
      Investment and employment services.............    5,697,691
                                                       ------------

                                                      $ 11,255,163
                                                       ============


   There was no cash paid for income taxes in any of the periods presented.

11.   LEASES

   The Company leases certain aircraft, space in airport terminals and other property and equipment under operating leases which expire in various years through 2005. The Company does not currently have any property under leasing arrangements which would qualify as capitalized leases.

12.   TRANSACTIONS WITH RELATED PARTIES

   In September 1996, the Company received a $1.5 million loan from a Stockholder. The note bears interest at 5% and is due upon demand.




                                   * * * * * *

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS

Pan Am Corporation (f/k/a Frost Hanna Mergers Group, Inc.) (the "Company" or "Pan Am") was formed in October 1993 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating business. On September 23, 1996, the Company completed a Business Combination (Merger) with Pan American World Airways, Inc. ("PAWA"), a Florida corporation. PAWA was a development stage company established for the purpose of operating a commercial passenger and cargo airline through its wholly-owned subsidiary, Pan American Airways, Inc. ("PAA").

From its inception until it commenced flight operations on September 26, 1996, the Company's activities were limited to start- up activities, including raising capital, recruiting key operating personnel, obtaining and implementing computerized passenger reservation and management information systems, negotiating airport gate and terminal facilities and aircraft leases, contracting ground handling and aircraft maintenance services, conducting pilot and flight attendant training and obtaining certification from the Department of Transportation and the Federal Aviation Administration.

The Company began flight operations on September 26, 1996 with two Airbus A-300 wide-body aircraft providing daily round trip flights between New York, New York and Miami, Florida and New York, New York and Los Angeles, California. The following chart indicates the Company's current and planned service for 1996.

===============================================================================
                      TOTAL        NUMBER
                    NUMBER OF     OF ROUND
  AS OF MONTH END    FLIGHTS        TRIPS            NEW SERVICE ADDED
  ---------------   ---------     --------           -----------------
September, 1996          4            2        Miami, New York, Los Angeles

December, 1996
(planned)               12            6        San Juan, Puerto Rico
===============================================================================

RESULTS OF OPERATIONS

As previously noted, Pan Am began commercial operations as a low-fare, full-service airline on September 26, 1996. Prior to that date, the Company was in the development stage. As a result, management does not believe that a comparison of the results for the nine or three months ended September 30, 1996 and 1995 respectively, would be meaningful as it relates to the new operating entity.

The Company expects both revenues and operating expenses to increase as a result of the commencement of its flight operations, the introduction and commencement of service to new markets and the acquisition of additional aircraft.

        OPERATING REVENUES

        Airline revenue is primarily a function of passenger load factors and fares charged by the airline. The passenger load factor represents the percentage of available seats occupied by revenue paying passengers and is calculated by dividing revenue passenger miles flown by total available seat miles. Revenue passenger miles are the total miles flown by revenue passengers during the period. Available seat miles are the product of total seats available for sale during the period multiplied by the total flight miles operated during the period.

        The Company anticipates that its business will follow the traditional seasonal trends of the domestic United States airline industry, with traffic and revenues typically higher during the winter, summer and late fall periods when business travel is supplemented by discretionary personal travel.

        In addition to passenger revenue, the Company will generate revenue from the shipment of general cargo and mail. The Company will also generate revenue from the sale of in-flight services such as liquor and movie head-sets.

        OPERATING EXPENSES

        Operating expenses incurred by the Company will consist primarily of expenses incurred for salaries, wages and benefits, aircraft fuel and oil, aircraft leases, maintenance materials and repairs, agency commissions, other rentals, landing and ground handling fees, advertising, depreciation and amortization and other operating expenses. It is anticipated that expenses related to fuel, maintenance and salary, wages and benefits will comprise the most significant percentages of expenses incurred. It should be noted that, based upon the gallons of fuel consumed, small fluctuations in the price of jet fuel could have a significant or material impact on the Company's operating results.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1996, the Company had $22.9 million in cash and cash equivalents and a positive net working capital position of approximately $18.9 million. The Company's financial resources have been provided primarily through:
(i) the sale of equity securities to initial investors for $3.5 million in cash and $7.0 million in other property; (ii) two private placements of equity securities which yielded approximately $18.7 million in net cash proceeds; and
(iii) approximately $9.8 million in net cash proceeds from the Merger.

Pan Am also intends to raise additional capital from certain advances for the future purchases of airline seats from its general sales agent for Central/South America (the "GSA Representative"). Pan Am entered into an agreement (the "GSA Agreement") pursuant to which the GSA Representative has agreed to be the exclusive representative of Pan Am in Central/South America. Subject to the terms and conditions of the GSA Agreement, the GSA Representative has agreed to make certain cash advances of up to $15 million to Pan Am, which shall be credited toward the future purchase of seats on Pan Am's routes (the "GSA Advances").

The Company intends to continue to utilize these proceeds to fund ongoing operations and for expansion into new markets and the leasing of additional aircraft to support the Company's planned expansion.

For the period from January, 1996 (the inception of PAWA), through September 30, 1996, the Company expended approximately $9.1 million which related primarily to pre-operating activities.

The Company's cash operating requirements are expected to increase significantly in connection with the continued development of its airline operations. The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that its current working capital, anticipated proceeds from the GSA Advances and projected cash flows from operations will be sufficient to satisfy its contemplated cash requirements. In the event the Company's plans change or its assumptions change or prove to be inaccurate, or projected cash flows prove to be insufficient, the Company may be required to seek additional financing or curtail its growth activities.

To the extent the Company incurs indebtedness, the Company will be subject to risks associated therewith, including the risks that interest rates may fluctuate and cash flows may be insufficient to pay principal and interest on any such indebtedness. The Company has no current arrangements with respect to, or sources of, additional financing, and it is not anticipated that existing shareholders of the Company will provide any portion of the Company's future financing requirements. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all.

Pan Am does not anticipate any significant capital expenditures during the next twelve months. Pan Am's anticipated growth is expected to be achieved through the use of leased equipment which reduces the level of its capital expenditures. To the extent that any capital expenditures are incurred, it is anticipated that they would be funded through external financial sources. Further, management is currently evaluating the financial and economic benefits of purchasing aircraft through long-term financing arrangements. It would be anticipated that any capital outlay required to procure such financing would be funded from future equity offerings.

Pan Am has entered into definitive lease agreements with respect to five aircraft, three of which are currently in operation, with the remaining two aircraft scheduled to be placed in operation in December, 1996 and January, 1997, respectively. The ages of such aircraft range from 14 to 19 years old and the average age of such aircraft is 15.6 years. The lease terms for these aircraft are generally five years. The leases generally require maintenance reserves to be paid monthly, based on usage. Future minimum rental payments under these five leases over the remaining terms, based on the estimated delivery dates, are approximately $43.2 million. Pan Am currently intends to lease additional aircraft as market or other conditions warrant in order to meet its growth strategy. There can be no assurance that suitable aircraft will be available for lease on terms satisfactory to Pan Am or that such aircraft can be delivered on a timely basis. To the extent that suitable aircraft are not available for lease, Pan Am may be required to seek to purchase such aircraft which would require the expenditure of significant funds and likely the incurrence of significant additional indebtedness. There is no assurance that Pan Am would be able to obtain the capital necessary to fund such acquisitions, in which case it would be required to reduce or delay its growth strategy.

Prior to commencement of its airline operations, the Company incurred significant expenses while developing and implementing its systems, standards and procedures for its operations. It is anticipated that, as a new entrant carrier, operations will be commenced by the Company at lower load factors and with promotional or other low fares and related advertising and other costs, all of which will likely result in start-up related losses. These start-up losses require a substantial amount of cash to fund. The Company's ability to increase revenues and achieve profitability is dependent in part upon its ability to attract a sufficient number of customers at economically viable fares and operate efficiently. There is no assurance, if or when, the Company will generate significant revenues or achieve profitability. The Company's prospects, therefore, must be evaluated in light of the risks and expenses, normally encountered by a new entrant carrier with limited resources in the highly competitive airline industry.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive and other factors affecting the Company's operations, markets, expansion strategies, available financing, and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      Other than as previously reported by the Company, the Company is not presently a party to any other material litigation, nor, to the knowledge of management, is any such litigation presently threatened.



ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     A special meeting of shareholders of the Company was held on September 4, 1996. At the special meeting, the Company's shareholders approved and adopted the Acquisition Agreement, dated March 13, 1996, by and between the Company, PA Acquisition Corporation and Pan American World Airways, Inc. ("Pan Am"), providing for, among other things, a business combination among the Company and Pan Am and an amendment to the Company's Articles of Incorporation to change the name of the Company to "Pan Am Corporation", approved a proposal to amend and restate the Company's Articles of Incorporation to provide for an authorized class of Preferred Stock consisting of 100,000,000 shares, par value $.001 per share, with rights, preferences and designations of such shares to be determined by the Company's Board of Directors, and approved a proposal to amend and restate the Company's Articles of Incorporation to comply with the Federal Aviation Act's prohibition of non-United States citizens from owning more than 25% of the voting interest of any company that owns a United States carrier.

      The votes cast for and against the proposal relating to the approval and adoption of the Acquisition Agreement regarding Pan Am, as well as the number of abstentions relating to such proposal, were as follows:

                              FOR            2,286,871
                              AGAINST            1,950
                              ABSTAIN            5,166

      The votes cast for and against the proposal to amend and restate the Company's Articles of Incorporation to authorize a class of Preferred Stock, as well as the number of abstentions, were as follows:

                              FOR            2,126,359
                              AGAINST           29,250
                              ABSTAIN          138,378

      The votes cast for and against the proposal to amend and restate the Company's Articles of Incorporation to comply with federal foreign ownership restrictions, as well as the number of abstentions, were as follows:

                              FOR            2,287,301
                              AGAINST              450
                              ABSTAIN            6,236

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

            (a)   EXHIBITS.

                  10.1 Aircraft Lease Agreement MSN053 dated as of September 27,1996 between First Security Bank, National Association as Lessor and Pan American Airways, Inc. as Lessee.

                  10.2 Aircraft Lease Agreement MSN075 dated as of September 27,1996 between First Security Bank,

                              National Association as Lessor and Pan American Airways, Inc. as Lessee.

                  27.   Financial Data Schedule

            (b)   CURRENT REPORTS ON FORM 8-K

                  1. On September 23, 1996, the Company filed a Current Report on Form 8-K, reporting the consummation of the Acquisition Agreement relating to the business combination with Pan Am. The Form 8-K included financial statements of Pan Am for the periods specified in Rule 3-05(b) of Regulation S-X and the pro forma financial information specified in Article 11 of Regulation S-X.

                  2. On October 14, 1996, the Company filed a Current Report on Form 8-K, as amended pursuant to an Amendment on Form 8-K dated October 24, 1996, relating to the appointment of Deloitte & Touche LLP as the Company's certified independent public accountants, replacing Arthur Andersen LLP.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        PAN AM CORPORATION



Date: November 14, 1996                 By: /S/ JOHN J. OGILBY
                                           -------------------
                                           John J. Ogilby, Jr.
                                           Chief Financial Officer