Form 10-K405
period 1996-12-31
PAN AM CORP /FL/
filed 1997-03-31
CIK 916844

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         [XX] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For fiscal year ended December 31, 1996.

         [  ]     Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934 [No Fee Required]

         Commission file number -     0-23444

                               PAN AM CORPORATION
             (Exact name of registrant as specified in its charter)

                    FLORIDA                             65-0450311
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)

         9300 N.W. 36TH STREET
         MIAMI, FLORIDA                                          33178
         ----------------------------------------           ----------------
         (Address of principal executive offices)              (Zip Code)

         Registrant's telephone number, including area code  (305) 873-3000

         Securities registered pursuant to Section 12(b) of the Act:

           TITLE OF EACH CLASS             NAME OF EXCHANGE ON WHICH REGISTERED

          Common Stock, $.0001 par value          American Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
         Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
         amendment to this Form 10-K.   X

         Aggregate market value of Common Stock held by nonaffiliates as of March 21, 1997: $63,349,655

         Number of shares of Common Stock outstanding as of the close of business on March 28, 1997: 10,965,191 shares.

         Documents incorporated by reference: Definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders (incorporated in Part III to the extent provided in Items 10, 11, 12 and 13 hereof).

--------------------------------------------------------------------------------



                                                 TABLE OF CONTENTS

                                                                                                               PAGE

         PART I................................................................................................. ii

         Item 1.  Description of Business.......................................................................  1
         Item 2.  Description of Property....................................................................... 10
         Item 3.  Legal Proceedings............................................................................. 11
         Item 4.  Submission of Matters to a Vote of Security Holders........................................... 11

         PART II................................................................................................ 11

         Item 5.  Market for Common Equity and Related Stockholder Matters...................................... 11
         Item 6.  Selected Financial Data....................................................................... 12
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.......... 13
         Item 8.  Financial Statements and Supplementary Data................................................... 18
         Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.......... 18

         PART III............................................................................................... 18

         PART IV................................................................................................ 19

         Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................. 19

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         GENERAL. Pan Am Corporation (f.k.a. "Frost Hanna Mergers Group, Inc.") was formed in October 1993 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating business. On September 23, 1996, Pan Am Corporation completed a Business Combination (the "PAWA Merger") with PAWA Holdings, Inc. (f.k.a. "Pan American World Airways, Inc.") ("PAWA"), a Florida corporation, whose principal subsidiary is Pan American World Airways, Inc. (f.k.a. "Pan American Airways, Inc."), a Florida corporation. Pan American World Airways, Inc. was a development stage company incorporated in Florida in January 1996 established for the purpose of operating a commercial passenger and cargo airline. Pan Am Corporation together with its subsidiaries are herein referred to as "Pan Am" or the "Company".

         Pan Am is an air carrier providing selected long-haul, point-to-point, low fare full service over a limited network of routes throughout the United States and Puerto Rico. From its inception until it commenced flight operations on September 26, 1996, the Company's activities were limited to start-up activities, including raising capital, recruiting key operating personnel, obtaining and implementing computerized passenger reservation and management information systems, negotiating airport gate and terminal facilities and aircraft leases, contracting ground handling and aircraft maintenance services, conducting pilot and flight attendant training and obtaining certification from the Department of Transportation ("DOT") and the Federal Aviation Administration ("FAA"). Pan Am began flight operations on September 26, 1996 providing daily round trip flights between New York's Kennedy International Airport and Miami, Florida and Los Angeles, California. The Company began daily round trip flights between San Juan, Puerto Rico and Miami, Florida on December 14, 1996, between New York's Kennedy International Airport and San Juan, Puerto Rico on January 5, 1997, and between Chicago's Midway Airport and Miami, Florida on March 1, 1997. An aggregate of 18 daily flights are currently provided by the Company. In addition, on or about April 6, 1997, Pan Am plans to implement nonstop service from New York's Kennedy International Airport to Santo Domingo, Dominican Republic.

         As of March 31, 1997, Pan Am operated four Airbus A300-B4 ("A300") aircraft. Three of the A300 aircraft are operated under operating leases with ING Lease (Nederland) B.V. ("ING") and the fourth A300 aircraft is operated under an operating lease with First Security Bank, National Association, as trustee, with C-S Aviation Services, Inc., as Aircraft Manager ("C-S Aviation"). In addition, Pan Am has a wet-lease arrangement with Nations Air Express, Inc., a Delaware corporation ("Nations"), which is an unaffiliated third party, to operate three Boeing 727-200 ("B727") aircraft on Pan Am's behalf. Nations provides the aircraft, flying crew, maintenance, and insurance ("ACMI") and retains operational control of such aircraft. See Item 2 - "Description of Property -- Aircraft Leases." Pan Am is responsible for all other remaining services and costs including fuel, landing fees and ground handling expenses. Pan Am currently has entered into a lease for one additional A300 aircraft from C-S Aviation, which is awaiting certification of airworthiness from the FAA prior to commencing flight operations, and plans to lease another additional A300 aircraft from ING by June, 1997. With the addition of these two aircraft, the Company plans to further expand service on its current routes.

         For the year ended December 31, 1996, passenger revenues accounted for 97.6% of Pan Am's operating revenues. Other income is primarily derived from transporting freight and mail, and selling in-flight services, such as liquor and movie headset rentals.

         Pan Am is neither a successor to nor should it be confused with Pan American World Airways, Inc., a New York corporation ("Former Pan Am"), which ceased operations in 1991. The rights and obligations of the Former Pan Am were discharged in bankruptcy. As part of such bankruptcy proceedings, Pan Am indirectly purchased the various "Pan Am" trade names, trademarks and other intellectual property rights previously owned by the Former

Pan Am. In addition, certain of the Company's employees, including Mr. Martin R. Shugrue, Jr., President and Chief Executive Officer of the Company, were once employed by the Former Pan Am. However, the Company has no other association with the Former Pan Am.

         BUSINESS STRATEGY. Pan Am's strategy is to offer first class service at fares lower than or comparable to the full fare coach prices charged by major carriers, as well as discounted full coach service, attracting business flyers who otherwise would fly coach on other airlines. For example, a one-way trip, first class flight (which is available for a full coach fare) on Pan Am from Los Angeles to New York and from New York to Miami is currently priced at $495 and $231, respectively, whereas the same flights provided by two other major competing airlines with the same originations and destinations are priced at $874 and $614, respectively, and $1,348 and $895, respectively. Pan Am believes that its discounted coach prices for full coach service will stimulate additional demand for air travel from those who may travel more frequently if motivated to do so by low fares, as well as create demand from those who would use other means of transportation or not travel at all. Moreover, Pan Am capitalizes on recognition of the "Pan Am" name to offer low fare, "brand name" airline service, which Pan Am believes is lacking on most transcontinental and other long-haul routes. Pan Am is a full service airline, offering amenities such as meal and beverage service as well as offering passengers the ability to participate in a frequent flyer program as discussed below.

         In addition to attracting domestic passengers, Pan Am generates additional traffic by carrying passengers arriving on international carriers at gateway airports such as Kennedy in New York and Miami to their final United States destinations. Currently, most international carriers must transfer their passengers to a United States carrier, which in many instances may be a competitor, or to a low fare, limited service airline to complete their journey. In this regard, Pan Am is the United States domestic partner for a significant number of international airlines, including carriers such as Aeroperu, Icelandair, Avensa Airlines and Royal Jordanian Airlines, most of whom presently do not have marketing or frequent flyer relationships with major United States carriers. As the United States domestic partner of these international airlines, Pan Am will carry their passengers on Pan Am's routes to and from gateway airports and enable these international carriers to provide Pan Am with pre-committed seats for such passengers. In order to provide convenient connections, Pan Am coordinates its schedules with those of the international carriers and enters into interline and code sharing agreements to provide additional customer services such as joint ticketing and baggage transfers. Pan Am formalized these international carrier relationships by the creation of the "Pan Am Alliance," a consortium of airlines that share a common frequent flyer program and jointly operate airport lounges.

         Pan Am operates a point-to-point domestic route system, which avoids the infrastructure cost of a hub-and-spoke route system while focusing on long haul, higher density markets with conveniently timed flights and low fares. Pan Am's point-to-point domestic route system, as compared to the hub-and-spoke, concentrates on local, not connecting, traffic and provides for more direct nonstop routings for long haul customers, thereby minimizing connections, delays, and total trip time and permitting greater aircraft utilization by eliminating the need for aircraft to wait for connecting passengers. As a result, virtually all of the Company's customers fly nonstop.

         Pan Am's long-term operating strategy includes future expansion beyond its initial markets. Pan Am plans to select additional long haul routes on which there exists a large volume of United States domestic traffic and international carrier connecting opportunities, but which only have limited competition or which lack a low fare, full service "brand name" competitor.

         Pan Am intends to expand its operations through internal growth as well as the acquisition of or merger with other airline operators, and has engaged and may continue to engage in preliminary discussions with certain companies with respect to various acquisitions which could result in material changes in Pan Am's financial condition and operating results. As consideration for any future acquisition, Pan Am may pay cash, incur indebtedness or issue debt or equity securities. Pan Am does not intend to seek shareholder approval for any such acquisitions unless required by law or the rules of the exchange on which its Common Stock (as defined below) is listed or quoted.

         RECENT DEVELOPMENTS. On March 21, 1997, Pan Am announced that it had entered into a definitive agreement (the "Acquisition Agreement") with Cal Acquisition Corporation, a Florida corporation ("CAL"), Air Holding Company, a Florida corporation, and Carnival Air Lines, Inc., a Florida corporation ("Carnival Air"), dated March 20, 1997. Pursuant to the Acquisition Agreement, CAL, a wholly owned subsidiary of Pan Am, will be merged with and into Carnival Air, with Carnival Air being the surviving corporation. Carnival Air will, if the transactions are consummated, become a wholly owned subsidiary of Pan Am in exchange for 9,523,810 shares of common stock, .0001 par value per share (the "Common Stock"), of Pan Am. Pan Am's Board of Directors approved this proposed transaction pursuant to the terms of the Acquisition Agreement at a special meeting held on March 20, 1997.

         Carnival Air was founded in 1988 and currently operates a fleet of 27 jet aircraft, including nine A300 aircraft, between South Florida, the Northeast United States, California and the Caribbean. Carnival Air is a privately held corporation and is not part of publicly-held Carnival Corporation. If the contemplated transactions are consummated, Carnival Air's existing shareholders would own approximately 39% of the outstanding shares of Pan Am Common Stock on a fully diluted basis.

         In the Acquisition Agreement, each of the parties made customary representations and warranties to the other. Although it is anticipated that the transaction will be treated as a "pooling of interests" for accounting purposes, such treatment is not a condition precedent to the parties' consummation of the transaction. Carnival Air has agreed during the period of time from execution of the Acquisition Agreement to closing to regularly consult with Pan Am with respect to most operational issues (excluding pricing), including without limitation, the day-to-day operations of Carnival Air. Carnival Air's ability to enter into significant agreements and to expend monies during such period of time is very limited.

         The Acquisition Agreement requires Mr. Micky Arison, the majority stockholder of Carnival, to make a $30,000,000 additional capital contribution to Carnival Air prior to closing, which is anticipated to be utilized to discharge and pay in full certain institutional indebtedness encumbering Carnival Air's assets which are personally guaranteed by Mr. Arison. Mr. Arison and a named designee are entitled to become members of Pan Am's Board of Directors. The Acquisition Agreement is subjec t to approval of the shareholders of Carnival Air and Pan Am, receipt of regulatory approvals and other material consents of third parties, as well as the filing of a registration statement with the United States Securities and Exchange Commission pursuant to which Pan Am shares to be received in connection with the merger may be sold. Shareholders owning approximately 90% of Carnival Air's shares of common stock and approximately 40% of Pan Am's shares of common stock have agreed to vote in favor of the merger.

         There is no assurance that the above described transaction will be consummated, or that it will not be consummated upon terms and conditions materially different than those set forth above. The description of the Acquisition Agreement is qualified in its entirety by reference to the complete text of the Acquisition Agreement which is attached as an Exhibit hereto.

         Additionally, on March 31, 1997, the Company reached an agreement in principle for the sale of convertible preferred stock for net cash proceeds of approximately $15 million and in March 1997, the Company agreed with Dade County, Florida on an $8.5 million incentive package as an inducement to locate its corporate headquarters within the County. The Company anticipates receiving $5.0 million in cash from Dade County in April, 1997.

         FARES, ROUTES AND SCHEDULING. As of March 31, 1997, the Company served five markets offering full service air transportation at affordable low fares. Service is provided on all routes every day although more frequent service may be provided on peak travel days. As noted above, as of March 31, 1997, the Company's route system includes nonstop service between Miami International Airport and each of New York's Kennedy International Airport, Chicago's Midway Airport, and San Juan, Puerto Rico. Nonstop daily service is also provided between New York's Kennedy International Airport and each of Los Angeles International Airport and San Juan, Puerto Rico.

         The following table sets forth certain information with respect to the Company's route system based on the Company's schedule in effect on March 31, 1997:

                                      AIR MILEAGE FROM                 DATE SERVICE                  DAILY ROUND-TRIP
       AIRPORT SERVED                     AIRPORT                       COMMENCED                   FLIGHTS SCHEDULED

MIAMI

         New York                           1090               September 26, 1996                            3

         San Juan                           1045               December 14, 1996                             2

         Chicago                            1182               March 1, 1997                                 2

NEW YORK

         Los Angeles                        2475               September 26, 1996                            1

         San Juan                           1597               January 5, 1997                               1

         In general, airlines are permitted to set domestic ticket prices without governmental regulation; however, the industry is characterized by substantial price competition. The Company offers two basic types of fares: (1) full, nonrestricted, refundable fares and (2) discounted, restricted, nonrefundable fares. These fares are available either on a "walk-up" or advance purchase basis for either round trip or one-way service. Examples of the Company's published fares include (1) Miami/New York fares for nonstop service ranging from $178 to $218 for round trip, advance purchase travel and $110 to $198 for one-way travel on a walk-up basis for same day travel and (2) Chicago/Miami fares for $220 for round trip, advance purchase travel and $154 to $220 for one-way travel on a walk-up basis for same day travel. These ticket prices vary depending, among other things, on the season and the matching of competitive fares.

         TRADEMARKS. Pan Am owns the "Pan Am" trade names, trademarks and other intellectual property rights, including the name of Former Pan Am's frequent flyer program, "WorldPass" (collectively, the "Pan Am Intellectual Property"). Pan Am indirectly acquired the Pan Am Intellectual Property in December 1993 from Former Pan Am in a transaction approved by the United States Bankruptcy Court. Pan Am has registered its trademarks with the United States Patent and Trademark Office and believes its trademark position is adequately protected in all markets in which Pan Am will do business. Pan Am is presently involved in litigation in the United States District Court, Southern District of New York, with Eclipse Holdings, Inc. ("Eclipse"). Such litigation commenced on April 20, 1995 and is captioned: PAN AMERICAN WORLD AIRWAYS, INC. V. ECLIPSE HOLDINGS, INC., DAVID LOCKWOOD, DAVID SCOTT AND RICHARD BARTEL, 95 Civ. 2763 (LMM). Eclipse had initially submitted the winning bid in bankruptcy court to purchase the Pan Am Intellectual Property, but was unable to secure financing for its bid and subsequently assigned its rights to purchase the Pan Am Intellectual Property to Pan Am. Pan Am has an action against Eclipse seeking to compel Eclipse to execute and deliver the assignment documentation in order to register the Pan Am Intellectual Property in certain foreign countries. Pursuant to such action, Eclipse was compelled to execute such assignment documentation. Eclipse has appealed such order. Additionally, Eclipse has filed an action against Pan Am challenging Pan Am's ownership of the Pan Am Intellectual Property. Management believes the suit will be resolved in Pan Am's favor. However, the loss by Pan Am of the Pan Am Intellectual Property would have a material adverse effect on Pan Am.

         GOVERNMENTAL REGULATION.

         GENERAL. Pan Am is an air carrier subject to the jurisdiction of and regulation by the DOT and the FAA. On September 18, 1996 (effective on September 19, 1996), Pan American Airways, Inc. was granted a certificate of public convenience and necessity under 49 U.S.C. Section 41102 authorizing it to engage in interstate air transportation. This certificate was reissued in the name of Pan American World Airways, Inc., the principal subsidiary of the Company, on October 23, 1996. Pan Am's certificate permits it to operate among any points within the United States, its territories and possessions. Pursuant to its certificate, Pan Am is authorized to provide air transportation with large aircraft (more than 60 seats) and is limited to operating no more than eight aircraft without prior approval by the DOT. Pan Am has also been granted exemption authority to engage in scheduled foreign air transportation between New York, New York and Santo Domingo, Dominican Republic by the DOT on March 5, 1997, with authority effective until February 25, 1998. In connection with such certificate, each United States carrier must qualify as a United States citizen, which requires that it be organized under the laws of the United States or a state, territory or possession thereof, that its president and at least two-thirds of its board of directors and other managing officers must be United States citizens, that not more than 25% of its voting stock may be owned by foreign nationals, and that the carrier not be otherwise subject to foreign control.

         ECONOMIC. The DOT is primarily responsible for regulating consumer protection and other economic issues affecting air services, including, among other things, air carrier certification and fitness, insurance, deceptive and unfair competitive practices, advertising, and other consumer protection matters such as on-time performance, denied boarding and baggage liability. It also is authorized to require reports from air carriers and to inspect a carrier's books, records and property. The DOT has authority to investigate and institute proceedings to enforce its economic regulations and may in certain circumstances assess civil penalties, suspend or revoke operating authority and seek criminal sanctions. In general, the amount of economic regulation over interstate air carriers in terms of market entry, exit, pricing and inter-carrier acquisitions and agreements has been greatly reduced subsequent to the enactment of the Airline Deregulation Act of 1978.

         SAFETY. The FAA regulates Pan Am's aircraft maintenance and operations, equipment, aircraft noise, ground facilities, dispatch, communications, training, security, weather observation, flight and duty time, crew qualifications, aircraft registration and other matters affecting air safety. In compliance with FAA regulations, Pan Am's aircraft are subject to many different levels of maintenance or "checks". The FAA also has the authority to suspend temporarily or revoke permanently the authority of Pan Am or its licensed personnel for failure to comply with regulations promulgated by the FAA and to assess civil penalties for such failures. The FAA requires each carrier to obtain an operating certificate and operations specifications authorizing the carrier to operate scheduled service to specific airports using specified equipment. All of Pan Am's aircraft must have and maintain certificates of airworthiness issued by the FAA. Pan Am holds an FAA certificate and operations specifications under Part 121 of the Federal Aviation Regulations. In 1994, the FAA began a reevaluation of its safety regulations by calling a meeting of senior airline operating officials in January 1995. As a result of the FAA's reevaluation, airlines agreed to undertake internal audits of their operations and report to the FAA. Pan Am is in the process of developing procedures for conducting such audits. It is Pan Am's policy and practice upon receiving any comment from the FAA to respond to the FAA with its intentions for short-term correction of the matter, and to follow up the initial action by implementing a program for long-term resolution. In addition, given the ValuJet and TWA accidents and the added concern for airline safety, Pan Am and other airlines have come under and will likely continue to come under increased scrutiny from various governmental agencies, including without limitation, the DOT and FAA. It is not possible for Pan Am to predict the extent of this impact of increased scrutiny on its future operations.

         OTHER REGULATION BY FEDERAL AGENCIES OR LOCAL AUTHORITIES. Several aspects of airline operations are subject to regulation or oversight by Federal agencies other than the DOT and FAA: the United States Postal Service has jurisdiction over certain aspects of the transportation of mail and related services provided by Pan Am; the Railway Labor Act, which vests certain regulatory powers in the National Mediation Board with respect to airlines and labor unions arising under collective bargaining agreements, generally regulates labor relations; the United States Department of Justice enforces the antitrust laws; and the Federal Communications Commission regulates the utilization of radio facilities. During a period of past fuel scarcity, air carrier access to jet fuel was also subject to allocation regulations promulgated by the Department of Energy.

         Pan Am is also subject to local laws and regulations of locations where it operates and the regulations of various local authorities that operate the airports it serves, including state and local laws relating to the protection of the environment. Some local governments have adopted laws that expressly govern aircraft operations, including noise abatement, curfews and use of airport facilities. Many U.S. airports have adopted or are considering adopting a "Passenger Facility Charge" of up to $3.00 generally payable by each passenger departing from the airport. This charge must be collected from passengers by transporting air carriers and must be remitted to the applicable airport authority. Airport operators must obtain approval of the FAA before they may implement a Passenger Facility Charge. Miami, New York, Chicago and San Juan have been granted approval to have this charge collected.

         From time to time, legislation is also proposed by Congress and regulations are proposed by government agencies which could materially impact Pan Am's operations and financial condition. For example, in recent years the FAA has issued a number of directives and other regulations relating to, among other things, collision and airborne windshear avoidance systems. Congress has also reinstated the 10% excise tax on air transportation effective March 7, 1997, which had lapsed for a period of time, which will have an additional effect on the future operations of the Company. Pan Am, consistent with general airline industry practices, has passed-through to the customer the increase associated with the reestablishment of this excise tax in those markets where customer demand for Pan Am's services allowed for such action. The impact of the ValuJet and TWA accidents, the 10% excise tax, and the general competitive environment of the airline industry present uncertainty for 1997 and future periods. Pan Am is unable to predict exactly how these issues will be resolved and what and how much of an impact resolution of these uncertainties will have on future operating results or the financial condition of the Company.

         AIRWORTHINESS DIRECTIVES ("ADS") FOR AGING AIRCRAFT. The FAA has implemented a number of regulations which impact Pan Am's maintenance programs. These matters relate to, among other things, inspection and maintenance as required by ADs issued under its "Aging Aircraft" program. The Company does not currently expect the future costs of these ADs to be material. If the costs of any future ADs would be of a material nature, it is expected that the costs would be borne by the Company or shared with the lessors of the aircraft and compliance would be accomplished within the required time periods.

         Prior to acceptance by Pan Am and before entering revenue service, each of the leased A300 aircraft received a complete major maintenance overhaul (D-check). During this period, all outstanding ADs, including those issued under the "Aging Aircraft" program, were accomplished and the Company is in compliance with such ADs and all other FAA requirements.

         SLOTS. The FAA's regulations currently permit the buying, selling, trading or leasing of certain airport slots. Pan Am currently leases slots from Northwest Airlines at New York's Kennedy International Airport. A slot is an authorization to take off or land at the designated airport within a specified time window. Slot values depend on several factors, including the airport, the time of day, the number and availability of slots, and whether they are commuter or jet air carrier slots. The following airports are slot-controlled: New York's Kennedy International Airport and La Guardia Airport, Chicago's O'Hare International Airport and Washington D.C.'s National Airport. The DOT and FAA must be advised of all slot transfers and must determine that each such transfer will not have certain injurious effects.

         The FAA's slot regulations require the use of each slot at least 80% of the time, measured on a bi-monthly basis. Failure to do so without a waiver of the FAA (which is granted only in exceptional cases) subjects the slot to recall by the FAA for non-use. In addition, the slot regulations provide that slots may be withdrawn by the FAA at any time without compensation to meet the DOT's operational needs (such as providing slots for international or essential air transportation).

         The FAA recently concluded a review of slot regulation and determined that the present structure of the slot system should not be changed. Pan Am's ability to increase its current level of operations, as well as its ability to expand operations to the nation's other slot-controlled airports, will be affected by the number and cost of slots available for takeoffs and landings.

         ENVIRONMENTAL MATTERS. The Federal Airport Noise and Capacity Act of 1990 ("ANCA") is intended to convert the nation's commercial jet service to quieter Stage 3 operations by requiring phaseout of Stage 2 operations (as defined in Part 36 of the Federal Aviation Regulations) by December 31, 1999, subject to certain exceptions. Under 14 C.F.R. 91.867, a new entrant, such as the Company, must comply with ANCA by operating a fleet that is at least 50% Stage 3 by December 31, 1996 and 75% by December 31, 1998. Operation of Stage 2 aircraft after December 31, 1999 is prohibited, subject, however, to an extension of the final compliance date to December 31, 2003, if at least 85 percent of the aircraft used by the operator in the contiguous United States will comply with Stage 3 noise levels by July 1, 1999 and the operator successfully obtains a waiver from the FAA of the December 31, 1999 final phaseout date. Statutory requirements to obtain a waiver include a determination by the FAA that the waiver is in the public interest or would enhance competition or benefit service to small communities. There is no assurance that such a waiver is obtainable.

         The Company's A300 aircraft fleet, as of March 31, 1997, complied with all Stage 3 noise regulations and consisted of four Stage 3 aircraft, yielding 100% Stage 3 compliance. Nations is responsible for complying with all ANCA regulations with respect to its aircraft, including the B727 aircraft leased by Pan Am. In the event Nations were unable to maintain compliance under ANCA, such noncompliance could have a material adverse effect on the Nations operations conducted on Pan Am's behalf. In such event, Pan Am would have to cover such operations with another wet-lease operator and no assurance can be made that such operator would be available or, if available, that Pan Am could reach an agreement on the terms of such operations.

         ANCA also recognizes the right of airport operators with special noise problems to implement local noise abatement procedures that do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. ANCA generally requires FAA approval of local noise restrictions on Stage 3 aircraft and establishes a regulatory notice and review process for local restrictions on Stage 2 aircraft first proposed after October 1990. As a result of litigation and pressure from airport area residents, airport operators have taken local actions over the years to reduce aircraft noise. These actions have included regulations requiring aircraft to meet prescribed decibel limits by designated dates, prohibition on operations during night time hours, restrictions on frequency of aircraft operations, and various operational procedures for noise abatement. In some instances, these restrictions could cause curtailments in service or increases in operating costs and such restrictions could limit the ability of Pan Am to expand its operations at any affected airports. While Pan Am has had sufficient operational and scheduling flexibility to accommodate local noise restrictions imposed to date, its operations could be adversely affected if locally imposed regulations become more restrictive or widespread. All airports where Pan Am currently operates have established noise restriction procedures.

         In addition to the aircraft noise regulations administered by the FAA, the Environmental Protection Agency regulates operations, including air carrier operations, which affect the quality of air in the United States. Pan Am has made all necessary modifications to its operating fleet to meet fuel-venting requirements and smoke emissions standards.

         AIRCRAFT FUEL. Since the commencement of airline operations, fuel costs have constituted a significant portion of Pan Am's operating costs (approximately 15% of total monthly operating expenses) and significant increases in fuel costs or the unavailability of adequate supplies would materially affect Pan Am's operating results. Both the cost and availability of fuel are subject to many economic and political factors and events occurring throughout the world which Pan Am can neither control nor predict. In the event of a fuel shortage resulting from a disruption of oil imports or otherwise, higher fuel prices or curtailment of scheduled service could result. Pan Am does not have any agreement assuring the availability or price stability of fuel, and significant increases in fuel prices or a shortage of supply could have a material adverse effect on Pan Am's operating results. In addition, airlines in general are also subject to local and state laws and regulations of locations where they operate. Some local governments have adopted laws that expressly govern aircraft fuel. Pan Am qualifies for an exemption from the payment of a 6.9 cent per gallon excise tax on aviation fuel purchased and consumed in the State of Florida through July 1, 2001, which relieves Pan Am from incurring additional fuel expenses in the State of Florida.

         In August 1993, the United States increased taxes on domestic fuel by
4.3 cents per gallon. Aviation fuel was exempt from this tax increase until October 1995. The Ways and Means Committee of the United States House of Representatives has recommended that airlines continue to be exempted from this tax until October 1997, and the Finance Committee of the United States Senate has recommended an exemption which would expire in March 1997. However, Pan Am cannot predict whether Congress or the President of the United States will approve either proposed extension, the extent to which Pan Am will be able to pass the cost of this increase on to its customers in the future, or the effect that any such pass-through would have on demand for Pan Am's services.

         COMPETITION. The airline industry is highly competitive as to fares, frequent flyer benefits, routes and service. In addition, most of Pan Am's competitors are larger and have greater financial resources than Pan Am. Management believes that its competition will generally be a function of price. Pan Am's ability to compete on the basis of price depends on its ability to operate at costs equal to or lower than its competitors or potential competitors. Management believes that its operating strategy of (i) operating the high capacity, cost efficient A300 aircraft; (ii) offering long haul service, which typically provides greater aircraft utilization than short and medium haul flights; and (iii) operating a point-to-point system, instead of operating from a more costly hub, will allow Pan Am to operate at costs lower than those of its competitors. This operating structure will allow Pan Am to offer prices to customers at or below those of its competitors. In the United States, there are also few barriers to entry into the airline business, apart from the need for certain government licenses and the need for and availability of financing. Because of the relative ease with which United States carriers can enter new markets, Pan Am's service is subject to potential increases in competition from other air carriers, the extent and effect of which cannot be predicted. In response to Pan Am's commencement of service to its markets, such airlines may compete with Pan Am by adding flights and capacity in such markets and lowering their fares, making it more difficult for Pan Am to achieve or maintain profitable operations.

         MARKETING. The Company's marketing efforts are vital to its success, as the Company seeks to firmly establish itself in the marketplace as a provider of quality service at affordable pricing. The Company's marketing strategy concentrates on its three target market segments: the business flyer, the leisure traveler and the overseas originating international traveler. Marketing efforts directed at the business flyer sector include the Company's "First Class for the price of coach" pricing structure available in all markets, and the availability of its multi-dimensional frequent flyer program -- WorldPass. The leisure traveler market segment is attracted primarily to the Company's pricing structure, which includes low fares with advance purchase restrictions; these fares represent everyday pricing which is lower than most of the Company's competitors' and contain fewer restrictions than such competitors. The Company's tickets are nonrefundable in such lower fare categories; however, no fees for changes in travel plans are applied, which has proven very attractive to the leisure and business traveler sectors. "Pan Am Alliance" is primarily responsible for marketing to the international travel sector. See Item 1 "Description of Business -- Business Strategy." Pan Am's marketing activities focus on the high worldwide recognition of the Company's name and famous logo, which, in the Company's opinion, has helped it achieve rapid and widespread marketplace recognition.

         COMPUTER RESERVATION SYSTEMS. The Company controls its seat inventory through the "Shares" Reservation System which is maintained by Electronic Data Systems, Inc. (EDS). The Company participates in agreements with all the major Global Distribution Systems (GDS) which allow for direct connection and interaction between "Shares" and the various reservation systems for passenger booking activity by travel agencies as well as other airlines.

         The Company currently outsources its internal reservation services to a third party, Outsourced Automated Systems and Integrated Solutions, Inc. (OASIS), which is affiliated through common ownership of a major stockholder. Through Pan Am's toll free phone number (1-800-FLY PANAM), customers can call directly to the Company, with such calls being handled by OASIS, to make travel reservations and obtain flight information.

         In addition, Pan Am provides travelers ticketless travel by offering electronic ticketing (E-ticketing) to those passengers who wish the ease and convenience this method affords for passenger check-in and boarding. Further, this method of passenger ticketing reduces the distribution costs associated with paper tickets such as preparation, ticket stock costs, mailing, handling and storage, and lost documents.

         ADVERTISING. The primary objectives of the Company's marketing activities are to develop a brand identity or personality which is visibly unique and easily contrasted with its competitors and to communicate its service to potential customers. In order to achieve these objectives, the Company has allocated a large portion of its operating budget to advertising, promotion and public relations. The Company communicates regularly and frequently with potential customers through the use of extensive advertisements on television and radio and in newspapers and magazines. These communications feature the Company's destinations, everyday low fares, ease of use (including its simplified fare structure) and the Company's reservation phone number. New service and route announcements are generally supported by heavy television broadcast advertising campaigns, while radio and print advertising is often used to announce daily pricing structures. The Company directs all of its advertising in-house and utilizes the services of an outside agency for creative and production work, and an outside media buying agency for advertising placement. All public relations activity is handled by the Company on an in-house basis.

         INSURANCE. The Company carries insurance of types customary in the airline industry and in amounts deemed adequate to protect the Company and its property against any potential liability and to comply both with federal regulations and certain of the Company's credit and lease agreements. The policies principally provide coverage for public and passenger liability, property damage, cargo and baggage liability, loss or damage to aircraft, engines, and spare parts, and hull war risk. The Company's aviation liability policies provide for an aggregate maximum of $850 million per year for any single incident or for all incidents in the aggregate for that year; within this amount, personal injury awards are limited to $25 million per incident.

         The Company carries general business insurance with coverages that are customary in the airline industry. Such insurance includes premises liability, business personal property, vehicle coverages, workers' compensation and general liability.

         FREQUENT FLYER AWARDS. Pan Am established WorldPass frequent flyer program to develop passenger loyalty by offering awards to travelers for their continued patronage. WorldPass is the same name used by Former Pan Am for its frequent flyer program. Members of WorldPass earn mileage at accelerated rates, which include 125% of each mile flown in economy class and 175% for each mile flown in first class. Members may receive a free trip award when certain mileage levels have been accrued by such member. Pan Am's mileage levels are purportedly the lowest mileage levels offered by any major airline for a frequent flyer award. In addition, any three members of WorldPass may aggregate their mileage to attain the requisite mileage level. Mileage is tracked automatically when the member presents his or her card at flight check-in.

         EMPLOYEES. As of December 31, 1996, Pan Am had approximately 387 full time employees, of whom 141 were employed in managerial, operational or administrative positions and 246 were employed as members of flight crews comprising the Company's pilots, flight engineers and flight attendant corps. Management considers its employee relations to be good and believes that the quality Pan Am product being provided to its passengers is in large part due to the professionalism and enthusiasm of its employees. None of Pan Am's employees are subject to collective bargaining agreements.

         SEASONALITY, INDUSTRY CONDITIONS AND OTHER FACTORS. Pan Am's results of operations for any interim period are not necessarily indicative of those for the entire year, since the air transportation business is subject to seasonal fluctuations. Higher demand for air travel has traditionally resulted in more favorable operating results for the second and third quarters of the year than for the first and fourth quarters. The results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions, international conflicts affecting oil exporting countries and actions taken by carriers with respect to fares. In addition, fare initiatives, fluctuations in fuel prices, labor actions, passenger demand and other factors could impact this seasonal pattern. Further, in connection with Pan Am's operations for calendar year 1996, Pan Am was a development stage company and commenced its flying operations on September 26, 1996.

         OTHER INTERESTS. Pan Am also owns a 30% interest in Chalks Air Bridge, Inc. ("Chalk's"). See Note 4 to the Consolidated and Combined Financial Statements. Chalk's is a historical seaplane airline which has been in operation for over 70 years. Chalk's currently owns and operates five Grumman Mallard turbo prop seaplanes flying scheduled service to Bimini, Paradise Island, Key West and the Dry Tortugas from Ft. Lauderdale and Watson Island (Miami), Florida. Chalk's has entered into a license agreement with Pan Am pursuant to which Chalk's operates under the name of "Pan Am AirBridge".

ITEM 2.  DESCRIPTION OF PROPERTY

         AIRCRAFT LEASES. As of March 31, 1997, Pan Am operated a total of four A300 aircraft under operating leases for terms of five years with annual lease payments totalling in the aggregate approximately $7.6 million. Under such leases, the Company pays monthly maintenance reserves to the lessor to cover all major engine and airframe overhauls on a flight hour usage basis. The ages of such A300 aircraft range from fourteen to nineteen years old, with the average age of such aircraft being 16.0 years. In addition, as of such date, Pan Am leased three B727 aircraft on a wet-lease (ACMI) basis from Nations, an unrelated third party airline operator, under short term lease commitments. The wet-lease agreements will expire on December 31, 1997; however, such agreements are cancelable within 30 days at the option of Pan Am.

         For information regarding the Company's obligations under operating leases see Note 10 to the Consolidated and Combined Financial Statements. Also see Item 1 - "Description of Business -- General."

         FACILITIES RENTALS. The Company has recently executed a sublease agreement with Trans World Airlines for the exclusive use of fourteen ticket counters and five gate positions at New York's Kennedy International Airport. The lease is cancelable upon 30 days notice and calls for a monthly rental of approximately $691,000.

         At Miami, Florida, Los Angeles, California and San Juan, Puerto Rico, the Company leases space for its airport operations directly from the various airport authorities. These operating leases are cancelable upon 30 to 60 days notice and call for monthly rentals aggregating approximately $215,000 per month.

         Facilities for the Company's airport operations at Chicago's Midway Airport are provided by another carrier in conjunction with the Company's ground and passenger servicing agreements.

         TEMPORARY HEADQUARTERS, GROUND FACILITIES AND SERVICES. On March 1, 1996, Pan Am was granted the use of office space through the end of September 1996 by Eastern Air Lines, Inc. ("Eastern"), a major stockholder of Pan Am, at Eastern's Doral Technology Center (the "Doral Facility") in Miami, Florida, valued at

$300,110, in exchange for 85,017 shares of Common Stock. Since October 1, 1996, Pan Am has been leasing this space for $35,000 per month on a month to month basis. Pan Am has temporarily established its offices at this location and considers it to be adequate for its initial operations. On March 31, 1997, the Company closed on the purchase from Eastern of the Doral Facility which will temporarily serve as the primary place of Pan Am's business. The property consists of a leasehold interest in a certain building and real property and approximately 18 acres of land. The transaction, valued at $10.4 million, was completed through the issuance of 1,294,625 warrants which entitle Eastern to exchange such warrants for an equal number of shares of Common Stock of the Company upon the satisfaction of certain conditions, including, among others, the approval of the transaction by the shareholders of Pan Am.

         As of March 31, 1997, most of the Company's airport operations relating to: (1) passenger ticketing and boarding gate check-in (passenger service), (2) baggage loading and (3) aircraft servicing are contracted to other air carriers or fixed base operators. All of these agreements can be canceled by either party by giving 30 to 60 days notice.

         The Company has determined that providing passenger services is economically beneficial at certain airports and is in the process of converting from contracted services to in-house service. San Juan, Puerto Rico is currently being staffed with Pan Am employees for passenger service. New York, New York and Miami, Florida have converted the baggage service functions to in-house service and expect to convert the passenger service function to same by July, 1997.

         The Company has outsourcing arrangements for its line maintenance at New York, New York, Los Angeles, California, San Juan, Puerto Rico and Chicago, Illinois. The Company has its own mechanic work force in Miami, Florida, which provides maintenance, including medium maintenance checks. A hangar facility has been leased at the Miami airport for this function which includes stockroom facilities for spare parts.

ITEM 3.  LEGAL PROCEEDINGS

         Other than the litigation concerning the Pan Am Intellectual Property described in Item 1 - "Description of Business -- Trademarks", Pan Am is not presently a party to any litigation, the outcome of which would have a material adverse effect on its business operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None to be reported.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock, $.0001 par value per share, is traded on the American Stock Exchange ("AMEX") under the symbol "PAA." The Common Stock commenced trading on the AMEX on September 24, 1996. Prior to such time, the Common Stock traded in the over-the-counter market (commencing on March 21, 1994) under the symbol "FHMG." The following table shows the reported high and low sales prices of the Common Stock on the over-the-counter market and on the AMEX.


                                                                  LOW BID            HIGH BID
                                                                (PER SHARE)         (PER SHARE)
                          OVER-THE-COUNTER
                  April 1, 1994 - June 30, 1994                      $5.75              $6.25
                  July 1, 1994 - September 30, 1994                   4.75               5.75
                  October 1, 1994 - December 31, 1994                 3.75              5.375
                  January 1, 1995 - March 31, 1995                    3.25               4.25
                  April 1, 1995 - June 30, 1995                       3.75              5.625
                  July 1, 1995 - September 30, 1995                  3.875                5.5
                  October 1, 1995 - December 31, 1995                  2.5              4.625
                  January 1, 1996 - March 31, 1996                   3.125              8.125
                  April 1, 1996 - June 30, 1996                       7.00              16.75
                  July 1, 1996 - September 22, 1996                    7.5             15.125

                           AMEX

                  September 24, 1996 - September 30, 1996            12.00              17.50
                  October 1, 1996 - December 31, 1996                 7.50              11.50
                  January 1, 1997 - March 24, 1997                  6.8125             11.375

         The Company has not paid or declared any dividends on its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends on its Common Stock in the foreseeable future.

         As of March 24, 1997, there were 310 holders of record of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

         THE FOLLOWING FINANCIAL INFORMATION FOR THE YEAR ENDED DECEMBER 31, 1996 HAS BEEN DERIVED FROM THE COMPANY'S CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS. THIS INFORMATION SHOULD BE READ WITH THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS, AND RELATED NOTES THERETO INCLUDED ELSEWHERE HEREIN.


                                                                                                    YEAR ENDED
                                                                                                 DECEMBER 31, 1996
                                                                                                 -----------------
              FINANCIAL DATA:
                 (in thousands except per share amounts)

                 Operating revenues..............................................................    $ 10,441
                 Operating expenses..............................................................    $ 38,781
                 Non-operating income and (expenses), net........................................    $    941
                 Loss before income taxes .......................................................    $(27,399)
                 Provision for income taxes......................................................    $   (155)
                 Net loss........................................................................    $(27,555)
                 Net loss per common and common equivalent shares ...............................    $  (3.89)

                 Total assets at period-end......................................................    $ 26,545
                 Long-term obligations at period-end.............................................    $     11
                 Stockholders' equity at period-end..............................................    $ 11,660



              OPERATING DATA:

                 Revenue passengers carried......................................................      87,098
                 Revenue passenger miles (RPMs) (000s)...........................................     121,374
                 Available seat miles (ASMs) (000s)..............................................     264,795
                 Load factor.....................................................................        45.8%
                 Average length of passenger haul (miles)........................................       1,394
                 Trips flown.....................................................................         769
                 Average passenger fare..........................................................     $   116
                 Passenger revenue yield per RPM.................................................         8.3(cents)
                 Operating revenue yield per ASM.................................................         3.9(cents)
                 Operating expenses per ASM......................................................        14.6(cents)
                 Fuel cost per gallon (average)..................................................        88.0(cents)
                 Number of employees at period-end...............................................         387
                 Size of fleet at period-end (1).................................................           3



(1)  Does not include wet-lease aircraft operated by Nations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         As noted in Item I - "Description of Business -- General," Pan Am was formed in October 1993 to serve as a vehicle to effect a Business Combination with an operating business. On September 23, 1996, the Company completed the PAWA Merger. PAWA was a development stage company established for the purpose of operating a commercial passenger and cargo airline through its wholly owned subsidiary, Pan American World Airways, Inc.

         From its inception until it commenced flight operations on September 26, 1996, the Company's activities were limited to start-up activities, including raising capital, recruiting key operating personnel, obtaining and implementing computerized passenger reservation and management information systems, negotiating airport gate and terminal facilities and aircraft leases, contracting ground handling and aircraft maintenance services, conducting pilot and flight attendant training and obtaining certification from the DOT and the FAA.

         The Company began flight operations on September 26, 1996 with two leased A300 wide-body aircraft providing daily round trip flights between New York, New York and Miami, Florida and New York, New York and Los Angeles, California. The Company has continued to expand its operations and as of March 1, 1997, provides services to five destinations (including San Juan, Puerto Rico and Chicago, Illinois) with eighteen daily flights utilizing four leased A300 aircraft operated by Pan Am and three wet-leased (ACMI) B727 aircraft operated by Nations.

         RESULTS OF OPERATIONS. As previously noted, Pan Am began commercial operations as a low fare, full service airline on September 26, 1996. From inception to the latter part of 1996, the Company considered itself a development stage company during which time it had hired all personnel required to commence airline operations and began making expenditures required to sustain an infrastructure; however, it was deriving no revenues as it awaited regulatory approval to commence airline operations. The Company believes that such regulatory approval took longer to procure than anticipated, based in part upon increased regulatory scrutiny focusing on start-up airlines after the ValuJet accident. As of December 31, 1996, the Company had emerged from a development stage company to that of a full service domestic airline. As a result, management does not believe that a comparison of the results for prior periods would be meaningful as it relates to the new operating entity. Consequently, the following is a summary of selected financial and operating data for the fourth quarter ended December 31, 1996, and the year ended December 31, 1996, which management believes reflects the airline's performance for those periods of operations.

                                          QUARTER ENDED         YEAR ENDED
                                        DECEMBER 31, 1996    DECEMBER 31, 1996
                                        -----------------    -----------------
Operating Revenues                         $10,242,900          $10,441,500
Total Expenses                             $24,980,500          $37,996,300
Net Loss                                   $14,737,600          $27,554,800

Revenue Passengers Carried                   86,444               87,098
Revenue Passenger Miles (RPMs)             120,164,000          121,374,100

Yield Per RPM                                  8.3(cents)           8.3(cents)
Load Factor                                   46.8%                45.8%



         Management believes operating losses of approximately $14.7 million for the first quarter of airline operations resulted primarily from: (1) the expected losses associated with the start-up of flying operations with a limited fleet of aircraft and need to establish the Company's presence in the markets served, including the use of lower yielding promotional fares; (2) the inability of the Company to obtain exemption from the DOT to advance advertise and sell its seat inventory prior to certification from the DOT which prevented the Company from having additional lead time to market its product and routes prior to commencement of flying operations; (3) delinquent delivery of A300 aircraft which caused the Company to cover its pre-committed schedule with wet-leased aircraft from third party airline operators at operating costs greater than had the Company been able to operate such service on its own behalf; (4) higher than expected fuel costs; and (5) the airline's commencement of initial flying operations during the off-peak travel period of the fall season.

         OPERATING REVENUES. Airline revenues are primarily a function of the number of passengers carried and fares charged by the airline. The Company believes that revenues will gradually increase as the Company adds additional service and gains market presence in the cities being served. During the three months ended December 31, 1996, the Company has increased the percentage of seats flown with revenue passengers while at the same time adding additional capacity to its scheduled service. The Company commenced service with four daily flights and expanded its schedule to 16 daily flights at year end. As the table below indicates, Pan Am increased its scheduled operations as measured in available seat miles ("ASMs") from October to December 1996 by 83% while increasing its load factor of revenue passenger miles ("RPMs") flown by 36.4 points during the same period:

                  RPMS (000)          ASMS (000)         LOAD FACTOR (%)
                  ----------          ----------        ----------------
October             16,938              60,169                28.2
November            31,907              86,435                36.9
December            71,319              110,319               64.6


         The Company's financial results are highly sensitive to changes in fare levels. Fare pricing policies have a significant impact on the Company's revenues. The Company's average one-way fare for the three months ended December 31, 1996 was $116, exclusive of tax. On March 7, 1997, the 10% excise tax on air transportation was reinstated. Pan Am, consistent with general airline industry practices, has passed-through to the customer the increase associated with the reestablishment of this excise tax in those markets where customer demand for Pan Am's services allowed for such action. The elasticity of passenger demand, increases in fares and associated taxes may result in a decrease in passenger demand. The Company cannot completely predict future fare levels, which depend to a substantial degree on actions of competitors. When sale prices or other price changes are made by competitors in the Company's markets, the Company believes that it must, in most cases, match these competitive fares in order to maintain its market share.

         In addition to passenger revenues, the Company generated $252,500 in other revenues primarily from transporting general cargo and mail and selling in-flight services, such as liquor and movie headsets.

         The Company anticipates that its business will follow the traditional seasonal trends of the domestic United States airline industry, with traffic and revenues typically higher during the winter, summer and late fall periods when business travel is supplemented by discretionary personal travel.

         OPERATING EXPENSES. Operating expenses totaling $25,541,100 for the quarter ended December 31, 1996 consisted primarily of expenses incurred for salaries, wages and benefits, aircraft fuel and oil, aircraft leases, maintenance materials and repairs, agency commissions, other rentals, landing and ground handling fees, advertising, depreciation and amortization and other operating expenses.

         Aircraft fuel expenses include the direct cost of fuel including taxes. Aircraft fuel costs of $3,906,800 for 4,681,684 gallons used resulted in an average fuel cost of 83.5(cent) and represented 15.3% of total operating expenses for the three months ended December 31, 1996. Fuel prices are subject to change weekly as the Company does not maintain inventories of its own. In addition, fuel prices may be volatile subject to demand based upon a number of factors outside the control of the Company. Any increase in the price of fuel which could not be offset through increased fares could have a material adverse impact upon the financial results of the Company.

         Wages, salaries and related costs totaling $4,257,000 represented 16.7% of total operating expenses for the three months ended December 31, 1996. All employees are salaried, including pilots and flight attendants. As crew utilization increases with the addition of A300 aircraft, the direct operating cost per block hour should decrease as a result of this salary structure.

         Maintenance material and repairs totaling $3,276,100, representing 12.8% of total operating expenses for the three months ended December 31, 1996, is comprised substantially of airframe and engine overhaul reserves which are paid to the lessors of the A300 aircraft.

         Advertising amounting to $2,264,600, or 8.9% of total operating expenses for the three months ended December 31, 1996, primarily relates to promoting the commencement of service and expansion into the four new markets.

         Aircraft rentals totaling $2,195,700, or 8.6% of total operating expenses for the three months ended December 31, 1996, include lease payments relating to three A300 aircraft operated by the Company and the wet-leasing of two B727 aircraft operated by third parties. The wet-leasing arrangement was necessary as a result of the delayed delivery of the Company's planned additional A300 aircraft. The wet-leasing of aircraft results in higher expenses to the Company than operations of its own aircraft; accordingly, the financial results for the quarter have been negatively impacted by these increased operating costs. Due to the late delivery of leased aircraft to the Company, the Company anticipates the continued wet-leasing of a number of aircraft through the first half of 1997; however, the Company intends to negotiate a reduction in these rental rates.

         Ground handling and landing fees amounting to $2,041,300, or 8.0% of total operating expenses for the three months ended December 31, 1996, primarily relates to passenger handling costs, including ticket counter, boarding gate and baggage loading. Landing fees are principally based upon the number of aircraft departures.

         All other operating costs totaling $7,599,600 for the three months ended December 31, 1996, are of a nature normally incurred by an airline and are typical within the industry, such as reservations and sales expenses, passenger meals, traffic commissions, insurance and facilities rent.

         LIQUIDITY AND CAPITAL RESOURCES. At December 31, 1996, the Company had $15.0 million in cash and cash equivalents and a positive net working capital position of approximately $6.2 million. The Company's financial resources have been provided through financing activities totaling $39.0 million as follows:
(i) the sale of equity securities to initial investors for $5.0 million in cash and $5.5 million in other property; (ii) two private placements of equity securities which yielded approximately $18.7 million in net cash proceeds; and
(iii) approximately $9.8 million in net cash proceeds from the PAWA Merger.

         Through December 31, 1996, the Company has utilized approximately $15.0 million in cash for operating activities, of which approximately $8.5 million related to pre-operating expenditures prior to commencement of operations on September 26, 1996.

         Start-up losses for the airline operations during the quarter ended December 31, 1996 amounted to $14.7 million. Management believes the principal demand on the Company's resources from these losses resulted primarily from the following factors: (1) the expected losses associated with the start-up of flying operations with a limited fleet of aircraft and need to establish the Company's presence in the markets served, including the use of lower yielding promotional fares; (2) the inability of the Company to obtain an exemption from the DOT to advance advertise and sell its seat inventory prior to certification from the DOT restricted the Company's ability to advertise and market its service prior to commencement of flying operations, thus not being able to generate cash through advance ticket sales; (3) the delinquent delivery of A300 aircraft which caused the Company to cover its pre-committed schedule with wet-leased aircraft from third party airline operators at operating costs greater than had the Company been able to operate such service on its own behalf; (4) higher than expected fuel costs; and (5) the airline's commencement of initial flying operations during the off-peak travel period of the fall season. Aircraft deliveries continue to hamper operations, and the Company anticipates that it will be required to wet lease aircraft through the first half of 1997. The Company intends to negotiate more favorable lease rate arrangements.

         Through the first quarter of 1997, the Company has continued to experience substantial operating losses which has caused a substantial reduction in its cash resources from December 31, 1996. Due to short-term liquidity requirements, the Company has arranged for additional sources of capital as follows: (i) on March 31, 1997, the Company reached an agreement in principle for the sale of convertible preferred stock for expected net cash proceeds of approximately $15 million; and (ii) in March 1997, the Company agreed with Dade County, Florida on an $8.5 million incentive package as an inducement to locate its corporate headquarters within the County. The Company anticipates receiving $5.0 million in cash from Dade County in April, 1997.

         Management believes that the above referenced proceeds (and, if necessary, possible debt financing and additional equity offerings), if and when received, will provide the Company with sufficient working capital for the near term, although there can be no assurances that these funds will be sufficient or that any necessary financing will be available to the Company. Further, management has been and continues to take action that it believes will reduce its operating losses, including the following measures: (1) renegotiation of economic terms under its wet-lease agreements; (2) continued refinement of purchasing strategies to reduce the unit cost of its larger operating expenditures such as fuel, insurance, support services and passenger services;
(3) additional refinement of the Company's yield management system to improve revenue; and (4) continued service expansion to provide added economies of scale to the Company's fixed operating expense base. Since the inception of the Company's flight operations on September 26, 1996, it has not generated sufficient liquidity from operations to sustain its working capital needs. The continuance of the Company's operations is dependent, among other things, upon obtaining sufficient additional financing to fulfill its cash flow requirements, growth in the Company's revenue base and, ultimately, the attainment of sustained profitable operations. Although management has undertaken action designed to meet these requirements as discussed above, no assurance can be made that such objectives will be met or achieved by the Company.

         Pan Am does not anticipate any capital expenditures during the next twelve months that will require any significant outlay of existing capital. Pan Am's anticipated growth is expected to be achieved through the use of leased equipment which reduces the level of its capital expenditures. To the extent that any capital expenditures are incurred, it is anticipated that they would be funded through external financial sources. Further, management is currently evaluating the financial and economic benefits of purchasing aircraft through long-term financing arrangements. It would be anticipated that any capital outlay required to procure such financing would be funded from future equity or debt offerings. To the extent the Company incurs indebtedness, the Company will be subject to risks associated therewith, including the risks that interest rates may fluctuate and cash flows may be insufficient to pay principal and interest on any such indebtedness.

         Pan Am has entered into definitive lease agreements with respect to five aircraft, four of which are currently in operation, with the remaining aircraft scheduled to be placed in operation by June, 1997. The sixth aircraft to be leased through ING is currently under a term sheet and the definitive lease is under negotiation. The ages of such aircraft range from 14 to 19 years and the average age of such aircraft is 16.0 years. The lease terms for these aircraft are generally five years. The leases generally require maintenance reserves to be paid monthly, based on usage. Future minimum rental payments under these five leases over the remaining terms, based on the estimated delivery dates, are approximately $27.5 million. Pan Am currently intends to lease additional aircraft as market or other conditions warrant in order to meet its growth strategy. However, there can be no assurance that suitable aircraft will be available for lease or purchase, in which case, the Company would be required to reduce or delay its growth strategy.

         The Company's ability to increase revenues and achieve profitability is dependent in part upon its ability to attract a sufficient number of customers at economically viable fares and operate efficiently. There is no assurance, if or when, the Company will achieve profitability. The Company's prospects, therefore, must be evaluated in light of the risks and expenses normally encountered by a new entrant carrier with limited resources in the highly competitive airline industry.

         Pan Am intends to expand its operations through internal growth as well as the acquisition of or merger with other airline operators, and has engaged and may continue to engage in preliminary discussions with certain companies with respect to various acquisitions which could result in material changes in Pan Am's financial condition and operating results. As consideration for any future acquisition, Pan Am may pay cash, incur indebtedness or issue debt or equity securities.

         As discussed previously, the Company has entered into an agreement to acquire Carnival Air through the issuance of 9,530,810 shares of Common Stock. Carnival Air operates a fleet of 27 aircraft with approximately $270 million in annual revenue. For the past five years, Carnival Air has been consistently profitable. However, as with other smaller less recognized airlines, Carnival Air suffered financially from the recent ValuJet incident which occurred in May, 1996. In recent months, Carnival Air has incurred significant operating losses and has also experienced a liquidity deficiency. Pan Am's management believes that certain cost benefits, synergies and enhanced revenues, particularly branding the operations with the Pan Am name, will result from this merger and the combined companies' operating performance will improve.

         As contemplated in the merger, the primary shareholder of Carnival Air is required to contribute $30.0 million in cash to Carnival Air, all or a portion of which may be utilized to pay off an existing line of credit which is secured by Carnival Air's assets and such primary shareholder's personal guaranty. Pan Am will seek to renegotiate or replace the credit facility with a view to making available additional proceeds for general operating purposes. Further, Pan Am is currently in negotiations with certain institutions to provide substantial financing for the combined companies to fund operations in the near term and to assist towards achieving profitable operations. However, at this juncture, no assurances can be given that any additional financing, if available, will be sufficient to cover the liquidity needs of the combined operations.

         FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive and other factors affecting the Company's operations, markets, expansion strategies, available financing, and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Deloitte & Touche LLP, Independent Auditors, listed in the accompanying Index to Consolidated Financial Statements included herein, commencing at page F-1, are filed as part of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

         The information required in Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) is incorporated by reference to the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 25, 1997.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         1. FINANCIAL STATEMENTS. The financial statements listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this annual report.

         2. FINANCIAL STATEMENT SCHEDULES. There are no financial statement schedules filed as part of this annual report, since the required information is included in the consolidated financial statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

         3.       EXHIBITS.

         3.1 Amended and Restated Articles of Incorporation of Pan Am (incorporated by reference to Pan Am's Registration Statement on Form S-4 (File No. 333-4350)).

         3.2      Bylaws of Pan Am.

         4.1 Specimen certificate representing Common Stock of Pan Am (incorporated by reference to Pan Am's Registration Statement on Form S-4 (File No. 3333-4350)).

         10.1 Pan Am Corporation 1996 Stock Option Plan (incorporated by reference to Pan Am's Registration Statement on Form S-4 (File No. 333-4350)).

         10.2 Employment Agreement between Pan Am and Martin R. Shugrue, Jr., dated March 8, 1996 (incorporated by reference to Pan Am's Registration Statement on Form S-4 (File No. 333-4350)).

         10.3 Lease Agreement relating to Aircraft A300-B4-203 #220 between EAL (DELAWARE) VIII Corp., a Lessor, and Pan American Airways, Inc., as Lessee (incorporated by reference to Pan Am's Registration Statement on Form S-4 (File No. 333-4350)).

         10.4 Lease Agreement relating to Aircraft A300-B4-203 #216 between EAL (DELAWARE) VIII Corp., a Lessor, and Pan American Airways, Inc., as Lessee (incorporated by reference to Pan Am's Registration Statement on Form S-4 (File No. 333-4350)).

         10.5 Lease Agreement relating to Aircraft A300-B4-203 #211 between EAL (DELAWARE) VIII Corp., a Lessor, and Pan American Airways, Inc., as Lessee.

         10.6 Lease Agreement MSN053 dated as of September 27, 1996 between First Security Bank, National Association as Lessor and Pan American Airways, Inc. as Lessee (incorporated by reference to Pan Am's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

         10.7 Lease Agreement MSN075 dated as of September 27, 1996 between First Security Bank, National Association as Lessor and Pan American Airways, Inc. as Lessee (incorporated by reference to Pan Am's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

         10.8 Acquisition Agreement dated as of March 20, 1997 between Pan Am Corporation, CAL Acquisition Corporation, Air Holding Company and Carnival Air Lines, Inc.

         21       Subsidiaries of Pan Am.

         23.1     Consent of Independent Certified Public Accountants.

         27       Financial Data Schedule.

         99 Press Release of Pan Am and Carnival Air Lines, Inc., relating to the proposed transaction.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PAN AM CORPORATION

Date: March 28, 1997          By:/S/  MARTIN R. SHUGRUE, JR.
                                ---------------------------
                              Martin R. Shugrue, Jr.,
                              President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 28, 1997 on behalf of the registrant and in the capacities indicated.

                              /S/ MARTIN R. SHUGRUE, JR.
                              ------------------------------------
                              Martin R. Shugrue, Jr., President,
                              Chief Executive Officer and Director

                              /S/ JOHN J. OGILBY, JR.
                              ------------------------------------
                              John J. Ogilby, Jr., Chief Financial Officer and General Counsel
                              (Principal Financial Officer)

                              /S/ ROBERT C. COILE
                              ------------------------------------
                              Robert C. Coile, Vice President, Finance and
                              Accounting
                              (Principal Accounting Officer)

                              /S/ CHARLES E. COBB, JR.
                              ------------------------------------
                              Charles E. Cobb, Jr., Chairman of the Board

                              /S/ PHILLIP FROST
                              ------------------------------------
                              Phillip Frost, M.D., Vice Chairman of the Board

                              /S/ RICHARD B. FROST
                              ------------------------------------
                              Richard B. Frost, Director

                              /S/ MARK J. HANNA
                              ------------------------------------
                              Mark J. Hanna, Director

                              /S/ RICHARD C. PFENNIGER, JR.
                              ------------------------------------
                              Richard C. Pfenniger, Jr., Director

                              /S/ JOHN J. SICILIAN
                              ------------------------------------
                              John J. Sicilian, Director

                              /S/ HERSHEL F. SMITH, JR.
                              ------------------------------------
                              Hershel F. Smith, Jr., Director

             INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                                                                      PAGE NO.

Independent Auditors' Report on the Consolidated Financial               F-2
Statements
Independent Auditors' Report on the Combined Financial                   F-3
Statements
Consolidated and Combined Balance Sheets                                 F-4
Consolidated and Combined Statement of Operations                        F-5
Consolidated and Combined Statements of Stockholders'                    F-6
Equity
Consolidated and Combined Statements of Cash Flows                       F-7
Notes to Consolidated and Combined Financial Statements                  F-8

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Pan Am Corporation:

We have audited the accompanying consolidated balance sheet of Pan Am Corporation and subsidiaries (the "Company") as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Management's plans concerning operating and financing matters are discussed in
Note 1.



/s/ DELOITTE & TOUCHE LLP
Miami, Florida
March 31, 1997

INDEPENDENT AUDITORS' REPORT



Pan American World Airways, Inc. and Affiliate:

We have audited the accompanying combined balance sheet of Pan American World Airways, Inc. and Affiliate (collectively, the "Predecessor Company") (a development stage company) as of December 31, 1995 and the related combined statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1995 and for the period from Inception (see Note 1) to December 31, 1995 (not presented herein). These financial statements are the responsibility of the Predecessor Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures included in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such combined financial statements present fairly, in all material respects, the financial position of the Predecessor Company at December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, and for the period from Inception to December 31, 1995 (not presented herein), in conformity with generally accepted accounting principles.

The Predecessor Company is in the development stage at December 31, 1995. As discussed in Note 1 to the combined financial statements, the Predecessor Company has not yet commenced operations or verified the market acceptance and demand for the use of its service marks.




/s/ DELOITTE & TOUCHE LLP
Miami, Florida
April 24, 1996

PAN AM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1996

PAN AMERICAN WORLD AIRWAYS, INC. AND AFFILIATE
("PREDECESSOR COMPANY")
COMBINED BALANCE SHEET
DECEMBER 31, 1995

                                                                              1996              1995
                                                                                           (Predecessor
ASSETS                                                                                        Company)
CURRENT ASSETS:
  Cash and cash equivalents                                                $  15,005,669
  Trade accounts receivables, principally traffic                              3,233,068
  Expendable aircraft parts                                                      261,787
  Prepaid expenses and other assets                                            1,623,317
                                                                           -------------
           Total current assets                                               20,123,841

PROPERTY - Net (Note 3)                                                        2,066,308

OTHER ASSETS:
  Service marks (net of accumulated amortization
    of $126,314 and $82,211)                                                   1,557,867     $1,601,970
  Organizational costs (net of accumulated
    amortization of $20,789 and $8,371)                                           50,282         12,684
  Deposits (Note 1)                                                            2,745,352
  Investment in affiliate (Note 4)                                                 1,000
                                                                           -------------     ----------
TOTAL                                                                      $  26,544,650     $1,614,654
                                                                           =============     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                         $   8,749,444
  Air traffic liability                                                        4,164,313
  Accrued compensation                                                           243,900
  Deferred income taxes (Note 5)                                                 155,421
  Other accrued expenses                                                         612,602     $    4,263
  Current portion of long-term debt                                                2,949
                                                                           -------------     ----------
           Total current liabilities                                          13,928,629          4,263
                                                                           -------------     ----------

Long-term debt less current maturities                                            10,593
                                                                           -------------
Other liabilities (Note 6)                                                       945,381
                                                                           -------------

COMMITMENTS AND CONTINGENCIES (Notes 10 and 12)

STOCKHOLDERS' EQUITY (Notes 6 and 7):
  Common stock, $.0001 par value, 100,000,000 and 20,000
    shares authorized,10,920,191 and 750 shares issued and
    outstanding                                                                    1,092              8
  Capital surplus                                                             39,555,374      2,106,031
  Accumulated deficit                                                        (27,554,831)      (495,648)
  Receivables from officers and stockholders (96,767 shares)                    (341,588)
                                                                           -------------     ----------
           Total stockholders' equity                                         11,660,047      1,610,391
                                                                           -------------     ----------
TOTAL                                                                      $  26,544,650     $1,614,654
                                                                           =============     ==========

See accompanying notes to consolidated and combined financial statements.

PAN AM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 1996

PAN AMERICAN WORLD AIRWAYS, INC. AND AFFILIATE
("PREDECESSOR COMPANY")
COMBINED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                              1996             1995            1994
                                                                           (Predecessor    (Predecessor
                                                                             Company)        Company)
REVENUES:
  Passenger                                              $ 10,188,971
  Cargo and mail                                               96,012
  Other income                                                156,502       $   2,050       $   1,010
                                                         ------------       ---------       ---------
        Total revenues                                     10,441,485           2,050           1,010
                                                         ------------       ---------       ---------
EXPENSES:
  Wages and related costs                                   8,446,007         114,651          24,665
  Aircraft fuel and oil                                     4,268,158
  Aircraft maintenance
    and repairs                                             3,889,796
  Advertising                                               3,555,816
  Professional and technical                                3,037,654          40,789          28,261
  Aircraft rentals                                          2,804,504
  Ground handling and landing fee                           2,168,504
  Reservations and sales                                    1,740,435
  Personnel expenses                                        1,637,467          10,654          21,256
  Passenger food expense                                    1,447,045
  Facilities and other rents                                1,262,238
  Insurance                                                   970,182
  Materials and supplies - other                              652,548
  Passenger traffic commissions                               559,603
  Depreciation and amortization                               334,397          46,283          44,086
  Communications                                              282,689
  Other                                                     1,724,404          28,766          17,280
                                                         ------------       ---------       ---------
           Total expenses                                  38,781,447         241,143         135,548
                                                         ------------       ---------       ---------
NON-OPERATING
  INCOME (EXPENSES):
  Interest income                                             654,484
  Interest expense                                            (51,748)
  Write-down of investment                                    (17,000)
  Other                                                       354,816
                                                         ------------
           Total non-operating income                         940,552
                                                         ------------

LOSS BEFORE DEFERRED
  INCOME TAX PROVISION                                    (27,399,410)       (239,093)       (134,538)

DEFERRED INCOME
  TAX PROVISION                                              (155,421)
                                                         ------------       ---------       ---------

NET LOSS                                                 $(27,554,831)      $(239,093)      $(134,538)
                                                         ============       =========       =========

NET LOSS PER SHARE                                       $      (3.89)      $ (318.79)      $ (179.38)
                                                         ============       =========       =========

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                      7,078,041             750             750
                                                         ============       =========       =========


See accompanying notes to consolidated and combined financial statements.

PAN AM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 1996

PAN AMERICAN WORLD AIRWAYS, INC. AND AFFILIATE
("PREDECESSOR COMPANY")
COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                                                       Receivables
                                           Common      Capital        Accumulated     From Officers       Deferred
                                           Stock       Surplus         Deficit       and Stockholders   Compensation      Total
Successor Company:

INITIAL CAPITALIZATION -
  Issuance of 2,848,068 shares            $  285     $10,516,733                       $(1,800,662)      $(2,001,023)   $ 6,715,333

Private offering of 4,728,123 shares         473      19,242,456                           (41,476)                      19,201,453

Issuance of 3,344,000 shares in reverse
  acquisition (Note 1)                       334       9,796,185                                                          9,796,519

Settlement of Stockholder Note                                                           1,500,550                        1,500,550

Amortization of deferred compensation                                                                      2,001,023      2,001,023

Net loss for the year ended
  December 31, 1996                                                   $(27,554,831)                                     (27,554,831)
                                          ------     -----------      ------------     -----------       -----------   ------------
BALANCE, DECEMBER 31, 1996                $1,092     $39,555,374      $(27,554,831)    $  (341,588)      $         0   $ 11,660,047
                                          ======     ===========      ============     ===========       ===========   ============



                                           Common      Capital       Accumulated
                                           Stock       Surplus        Deficit            Total
Predecessor Company:

BALANCE, JANUARY 1, 1994                  $    8     $ 1,535,999      $   (122,017)    $ 1,413,990

  Capital contributions                                  273,146                           273,146

  Net loss for the year ended
    December 31, 1994                                                     (134,538)       (134,538)
                                          ------     -----------      ------------     -----------

BALANCE, DECEMBER 31, 1994                     8       1,809,145          (256,555)      1,552,598

  Capital contributions                                  296,886                           296,886

  Net loss for the year ended
    December 31, 1995                                                     (239,093)       (239,093)
                                          ------     -----------      ------------     -----------
BALANCE, DECEMBER 31, 1995                $    8     $ 2,106,031      $   (495,648)    $ 1,610,391
                                          ======     ===========      ============     ===========


See accompanying notes to consolidated and combined financial statements.

PAN AM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1996

PAN AMERICAN WORLD AIRWAYS, INC. AND AFFILIATE
("PREDECESSOR COMPANY")
COMBINED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                1996           1995          1994
                                                           (Predecessor  (Predecessor
                                                             Company)      Company)
  Net loss                                   $(27,554,831)   $(239,093)    $(134,538)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                 334,397       46,283        44,086
    Amortization of deferred compensation       2,001,023
    Employee stock bonus subscriptions            620,881
    Deferred income taxes                         155,421
    Amortization of prepaid rent                  300,110
    Vendor payable settled for common stock       324,500
    Write-off of investment in affiliate           17,000
    Changes in certain assets and liabilities:
      Increase in receivables                  (3,232,518)
      Increase in prepaid expenses             (1,623,317)
      Increase (decrease)in accounts payable    8,690,329      (24,665)      (16,123)
      Increase in air traffic liability         4,164,313
      Increase in accrued compensation            243,900
      Increase in accrued expenses                612,602        4,263
                                             ------------    ---------     ---------
           Net cash used in
             operating activities             (14,946,190)    (213,212)     (106,575)
                                             ------------    ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment             (796,301)
  Payments for service marks                                   (87,849)     (162,396)
  Investment in affiliate                         (18,000)
  Deposits                                     (2,745,352)
                                             ------------    ---------     ---------

           Net cash used in
             investing activities              (3,559,653)     (87,849)     (162,396)
                                             ------------    ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds received from long-term debt            13,774
  Principal payments on long-term debt               (232)
  Issuance of common stock                     33,497,970
  Capital contributions                                        296,886       273,146
                                             ------------    ---------     ---------
           Net cash provided by
             financing activities              33,511,512      296,886       273,146
                                             ------------    ---------     ---------
NET INCREASE (DECREASE) IN CASH                15,005,669       (4,175)        4,175

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                            4,175
                                             ------------    ---------     ---------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                              $ 15,005,669    $       0     $   4,175
                                             ============    =========     =========


See accompanying notes to consolidated and combined financial statements.

PAN AM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1996


PAN AMERICAN WORLD AIRWAYS, INC. AND AFFILIATE
("PREDECESSOR COMPANY")
NOTES TO COMBINED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

      ORGANIZATION AND BASIS OF PRESENTATION - Pan Am Corporation (f/k/a Frost Hanna Mergers Group, Inc.) (the "Company") was formed to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating business. On September 23, 1996, the Company completed a business combination (the "Merger") with PAWA Holdings, Inc. (f/k/a Pan American World Airways, Inc.), a Florida Corporation ("PAWA"). The Merger was treated for accounting purposes as a capital transaction equivalent to the issuance of stock by PAWA for the net monetary assets (which consisted principally of approximately $9.8 million of cash) of Frost Hanna Mergers Group, Inc. Because PAWA is the accounting acquirer in this "reverse acquisition," the financial statements of Pan Am Corporation are considered to be a continuation of PAWA.

      PAWA was established on January 11, 1996 for the purpose of operating a commercial passenger and cargo airline. On March 8, 1996 (the "Contribution Date"), stockholders contributed various ownership interests in assets and liabilities (recorded at the lower of contributors cost or fair value) (the "Contribution") in return for stock and warrants of PAWA. Although PAWA was incorporated on January 11, 1996, the accompanying financial statements reflect operations as though it commenced on January 1, 1996. On September 19, 1996, final regulatory approvals were received and on September 26, 1996, operations as a scheduled passenger and cargo air carrier commenced.

      The Company and its predecessor were in the development stage, however by December 31, 1996, the Company had emerged as a full service domestic airline providing service to New York, Miami, Los Angeles and San Juan, Puerto Rico.

      The December 31, 1996 consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; Pan American World Airways, Inc. (f/k/a Pan American Airways, Inc.), a Florida corporation, Pan American World Airways, Inc., a Delaware corporation, Pan American Airbridge Holdings, Inc., a Florida corporation, and EAL Asset Company No. 1, Inc., a Florida corporation. All intercompany balances and transactions have been eliminated.

      As required by instructions to Form 10-K, the combined financial statements of the Predecessor Company as of December 31, 1995 and for two years in the period then ended, have been included herein. The Predecessor Company consists of the combination of Pan American World Airways, Inc., a Delaware corporation, and Pan American Airbridge Holdings, Inc., a Florida corporation. The Predecessor Company had common ownership and management and its principal asset, service marks related to the Pan Am(R) trade name, was held for development. All intercompany balances and transactions have been eliminated.

      CONTINUITY OF OPERATIONS - The Company has incurred substantial operating losses since inception, of which approximately $12.8 million relates to the period prior to commencement of airline operations, and approximately $14.7 million subsequent thereto. Through the first quarter of 1997, the Company continues to experience operating losses.

      The continuance of the Company is dependent, among other things, upon obtaining sufficient additional financing to fulfill cash flow requirements, growth in the Company's revenue base and, ultimately, the attainment of profitable operations.

      Management believes that its liquidity problem is short-term in nature and requires bridge financing for an interim period. To this end, the Company has arranged for additional sources of capital as follows:

           In March 1997, the Company completed the sale of a new series of convertible preferred stock for net cash proceeds of approximately $15.0 million.

           The Company agreed with Dade County, Florida on an incentive package totaling approximately $8.5 million as an inducement to locate its headquarters within the County. The Company anticipates receiving approximately $5.0 million in cash relating to the award in April 1997.

      With the financing described above, the Company expects to meet its short-term working capital needs.

      Toward attaining profitable operations, the Company's operating plan provides for the following more significant items:

           Expansion of the Company's aircraft fleet to not only grow the revenue base, but also to more widely distribute fixed infrastruture costs.

           Convert the Company's higher cost short-term wet-lease agreements to Company operated aircraft.

      No assurances can be given that the Company can achieve its operating plan or obtain additional sources of funds in the future.

      The following is a summary of significant accounting policies of the
      Company:

      RISKS AND UNCERTAINTIES - The airline industry is intensely competitive. Domestic certificated airlines are free to enter and exit domestic markets and to set fares without regulatory approval. Any significant fare reductions or introduction of directly competing routes by other airlines could have a material adverse effect on the Company's results of operations and financial condition.

      The Company cannot predict the future cost and availability of fuel for flight operations. Substantial price increases or the unavailability of adequate suppliers could have a material adverse effect on the Company's financial position or results of operations.

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

      EXPENDABLE AIRCRAFT PARTS - Expendable aircraft parts are carried at the lower of cost or market, with cost being determined on the first-in, first-out basis. An allowance is provided when, in the judgment of management, the realizable value of individual parts declines below the cost of such parts.

      PROPERTY - Property is stated at the lower of cost or market. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the various assets. Property useful lives are as follows:

      Spare rotables.....................................five years
      Software...........................................five years
      Technical library and training manuals.............five years
      Office equipment...................................five years
      Ground equipment...................................five years

      AIRCRAFT MAINTENANCE AND REPAIRS - For aircraft under operating lease, maintenance overhaul reserves for engines and airframe are maintained by the lessor and are provided for by the Company on a monthly basis based upon a per flight hour charge for each aircraft. Such reserves are charged to expense when incurred.

      INTANGIBLE ASSETS - Service marks related to the Pan Am trade name (stated at cost) are amortized on the straight-line method over forty years.

      The Company evaluates its intangible assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS")
      No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS TO BE DISPOSED OF. This Statement requires assessment of impairment of long-lived assets whenever factors, events or changes in circumstances indicate the carrying amount of certain long-lived assets to be held and used may not be recoverable. Assessment of impairment is based on the expected undiscounted cash flows of the assets. If an asset is determined to be impaired, an impairment loss is recognized to the extent the carrying amount of the impaired asset exceeds fair value.

      DEPOSITS - As is customary in the airline industry, the Company maintains performance deposits with respect to security on aircraft leases, landing fees, ground handling fees and credit card processing.

      INVESTMENT IN AFFILIATE - The Company accounts for its investment in affiliate under the equity method.

      DEFERRED COMPENSATION - Deferred compensation, a contra-equity account, is recorded for the difference between the fair value and the exercise price of shares of common stock subject to stock options. Deferred compensation was amortized on a straight-line method over the vesting period.

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

      FREQUENT FLYER AWARDS - the Company accrues the estimated incremental cost of providing free travel awards earned under its frequent flyer program at the time of travel by participating passengers.

      PASSENGER TRAFFIC COMMISSIONS - Passenger traffic commissions are recognized as expense when the transportation is provided and the related revenue is recognized. The amount of passenger traffic commissions paid but not yet recognized as expense is included in prepaid expenses and other assets in the accompanying consolidated balance sheet.

      ADVERTISING - The cost of advertising is expensed as incurred.

      DEFERRED INCOME TAXES - The Company provides for deferred taxes under the liability method. Under such method, deferred taxes are adjusted for tax rate changes as they occur. Deferred income tax assets and liabilities are computed for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

      The Company expects to file consolidated income tax returns.

      On the Contribution Date, one of the assets contributed to the Company was an S corporation for federal income tax purposes. Therefore, the income tax effects of the results of operations prior to such contribution accrue directly to the previous stockholders. However, on the Contribution Date, such subsidiary had a change in its tax status and, accordingly, the Company recognized a deferred tax liability of $155,421 with a corresponding charge to the provisions for income taxes during 1996.

      STOCK-BASED COMPENSATION - SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, compensation cost for stock options issued to employees are measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the amount an employee must pay for the stock. SFAS No. 123 requires companies using the intrinsic-value method to make certain pro forma disclosures using the fair-value method (see Note 6).

2.    LOSS PER SHARE

      Net loss per common and common equivalent share is computed by dividing net loss by the weighted average number of common stock and common stock equivalent shares outstanding. During each of the three years in the period ended December 31, 1996, the Company's common stock equivalents, consisting of stock options and warrants outstanding, were anti-dilutive.

3.    PROPERTY - NET

      Property at December 31, 1996 consisted of the following:

      Spare rotables..............................................$  797,887
      Software....................................................   500,000
      Technical library...........................................   250,000
      Training manuals............................................    50,000
      Office equipment............................................   734,990
      Ground equipment............................................    13,498
                                                                  ----------
                                                                   2,346,375

      Less: depreciation and amortization.........................   280,067
                                                                  ----------
      Total property - net........................................$2,066,308
                                                                  ==========

4.    INVESTMENT IN AFFILIATE

      The Company's investment in affiliate, which is carried at its net realizable value, consists of a 30% interest in Chalks Air Bridge, Inc., which owns 100% of Flying Boat, Inc., a Delaware corporation. Flying Boat, Inc. is the owner and operator of Pan Am Air Bridge (f/k/a Chalks International Airlines), a historic seaplane airline operation. The Company has granted, without royalties or fees, a license to Flying Boat, Inc. to use the Pan Am trade name, subject to termination only upon the occurrence of specific events. As of December 31, 1996, the Company had loaned $50,000 to Flying Boat, Inc.

5.    DEFERRED INCOME TAXES

      Deferred income taxes at December 31, 1996 consisted of the deferred tax liability related to intangible asset amortization deductions taken for income tax purposes by a certain subsidiary, but not yet taken for financial statement purposes. As of December 31, 1996, there is no assurance that the Company will generate sufficient earnings to utilize its available tax assets (primarily a net operating loss carryforward of approximately $27 million) for carryforwards, therefore a valuation allowance has been established to offset such existing tax assets.

6.    STOCKHOLDERS' EQUITY

      STOCKHOLDERS' OPTIONS - The Company has granted certain Stockholders options to purchase the Company's common stock as follows:

              Options granted to certain officers, as an employment inducement, to purchase 790,918 shares of the Company's stock for $1 per share which are exercisable on or after March 4, 1997 and expire on March 3, 2006. The Company has accounted for the difference between the fair value of the stock at the date of grant and the $1 exercise price as compensation expense during the year ended December 31, 1996.

              In connection with the Merger, options were granted to purchase 276,821 shares of the Company's stock for $1 per share in payment of certain acquisition costs. The options were exercisable immediately upon consummation of the Merger and expire nine years from the date of the Merger. The Company has accounted for the difference between the fair value of the stock at the merger date and the $1 exercise price as an adjustment to capital surplus.

      STOCKHOLDERS' WARRANTS - The Company has granted certain stockholders warrants to purchase the Company's common stock as follows:

              Warrants, issued in connection with the Contribution, to purchase 80,000 shares of the Company's common stock were issued at an exercise price of (i) $5 per share if exercised during the period ended May 19, 1997 and (ii) $8.10 per share during the subsequent three-year period. The Company has accounted for the fair value of the warrants as an adjustment to capital surplus.

              Warrants, issued in connection with the Initial Private Offering, to purchase an aggregate of 80,000 shares of the Company's common stock at an exercise price of (i) $5 per share if exercised during the period ended May 19, 1997 and (ii) $8.10 per share during the subsequent three-year period. The Company has accounted for the fair value of the warrants as an adjustment to capital surplus.

              Warrants, issued in connection with the Initial Public Offering by Frost Hanna Mergers Group, Inc., to purchase an aggregate of 170,000 shares at an exercise price of $8.10 per share commencing March 19, 1995 for a period of four years. The Company has accounted for the fair value of the warrants as an adjustment to capital surplus.

      RECEIVABLE FROM OFFICERS AND STOCKHOLDERS - As described below, the Company has issued common stock to certain Stockholders subject to payment upon the occurrence of future events. The amounts receivable from stockholders have been reflected as a reduction in stockholders' equity in the accompanying consolidated balance sheet.

              In consideration for the issuance of 425,085 shares of the Company's stock, a certain Stockholder has agreed to contribute $1.5 million in cash or property upon the Company entering into a definitive lease agreement with an aircraft leasing firm for two specific A-300 aircraft. In July 1996, the Company finalized agreements for the leasing of these two specified aircraft. In December 1996, the Company agreed with the Stockholder to convert a subsequent loan from the stockholder in the amount of $1.5 million in satisfaction of this obligation. (See Note 11.)

              In consideration for the issuance of 85,017 shares of the Company's stock, a certain Stockholder has agreed to contribute, upon the Company's demand, a certain note receivable and a certain route authority which have a combined estimated value of approximately $300,000. Both the stockholder and the Board of Directors of the Company agreed that if the value of this property varied based upon anticipated future events, the parties would review the transaction with respect to making certain equitable adjustments.

              The Company received notes totaling $41,478 from certain officers in exchange for 11,750 shares subscribed pursuant to the Initial Private Offering. The notes earn interest at 6% and are due upon demand.

      STOCK OPTION PLAN - In April 1996, the Company's Board of Directors established, with subsequent stockholder approval, a stock option plan covering substantially all employees, officers, directors and others who provide services to the Company. Under the plan, an aggregate of 600,000 stock options for shares of common stock are available for issuance at an exercise price of not less than the fair market value of the Company's common stock on the date of grant. The Company's Compensation and Stock Option Committee determines the persons to whom grants are made and the vesting, timing, amounts and other terms of such grants. During 1996, the Company approved the grant of options to purchase 445,000 shares of common stock at a weighted average exercise price of $5.27 which generally vest in equal portions over three years. At December 31, 1996, 10,000 options with an exercise price of $5.00 were exercisable. The weighted average fair value of options granted during 1996 was $1.60. The following table summarizes information about stock options outstanding at December 31, 1996:

                                           OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                  ------------------------------------   ----------------------
                                                 WEIGHTED
                                                 AVERAGE      WEIGHTED                 WEIGHTED
                                    NUMBER       REMAINING    AVERAGE       NUMBER     AVERAGE
                                  OUTSTANDING   CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
      RANGE OF EXERCISE PRICES:   AT 12/31/96      LIFE         PRICE    AT 12/31/96    PRICE
      $5.00                         405,000       9.34          $5.00       10,000      $5.00
      $8.00                          40,000       9.82           8.00                    8.00
                                    -------                                 ------
      Total                         445,000       9.38           5.27       10,000       5.00
                                    =======                                 ======

      The Company applies APB No. 25 and related interpretations in measuring compensation for its stock option plan for employees as described in Note
      1. Accordingly, no compensation expense has been recognized in 1996 related to the plans. Compensation costs would have been increased by $135,725 with a corresponding increase in the loss per share of $0.02 in 1996 had the fair values of stock options granted been recognized as compensation cost as prescribed by SFAS No. 123.

      The fair value of options at grant date was estimated using the Black-Scholes multiple option model where each vesting increment is treated as a separate option with its own expected life and own fair value. The following weighted average assumptions were used:

      Expected life          5 years
      Interest rate          6.30%
      Volatility             None when the Company was private,
                             0.42438 when public thereafter.
      Dividend yield         None

      SUBSCRIPTIONS - The Company has granted certain pending stock issuances, recorded as other liabilities, as follows:

            In October 1996, the Company reached an agreement with a certain vendor to issue 45,000 shares of stock based upon the then current per share market value in settlement of amounts outstanding totaling $324,500. The shares were issued on February 3, 1997.

            In December 1996, the Company granted employees a stock bonus. Such grant amounted to 81,850 shares valued at $620,881 based upon the then current per share market value. The $620,881 was considered compensation expense during the year ended December 31, 1996. The Company plans to issue the shares in the second quarter of 1997.

7.    STOCK OFFERINGS

      On April 12, 1996, the Company completed a private offering (the "Initial Private Offering") pursuant to which it sold 2,991,623 shares of common stock at $3.53 per share. The Company received $10,560,429 in cash proceeds from the Initial Private Offering and used the proceeds thereof for working capital purposes.

      On April 29, 1996, the Company completed a second private offering (the "Second Private Offering") pursuant to which it sold 1,736,500 shares of common stock at $5.00 per share. The Company received $8,182,500 in cash proceeds and $500,000 in other assets from the Second Private Offering. The Company used the proceeds of the Second Private Offering for working capital purposes.

8.    PRO FORMA COMBINED CONDENSED FINANCIAL INFORMATION

      The following unaudited pro forma combined condensed statements of operations for the years ended December 31, 1996 and 1995 give effect to the Merger as if it had occurred at the beginning of each period presented. The pro forma financial data is provided for comparative purposes only and do not purport to be indicative of the results which actually would have been obtained if the Merger had been effected at the beginning of each period presented or of those results which may be obtained in the future.

      The Merger has been accounted for as a capital transaction equivalent to the issuance of stock by PAWA for the Company's net monetary assets (a "reverse acquisition").

                                 FOR THE YEARS ENDED
                                      DECEMBER 31,
                                   1996           1995

      Operating revenues       $ 10,441,485     $ 37,050
                               ============     ========
      Operating expenses       $ 39,624,239     $619,049
                               ============     ========
      Net loss                 $(27,978,255)    $(87,987)
                               ============     ========
      Net loss per share       $      (2.94)    $  (0.03)
                               ============     ========

9.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      The Company has been involved in several non-cash investing and financing activities, most of which relate primarily to the Company's initial capitalization and equity offerings. Summarized below are those transactions which occurred during the year ended December 31, 1996:

                                                      RECORDED
      ASSETS CONTRIBUTED                                VALUE

      Facility rentals                              $  300,110
      Service marks                                  1,605,550
      Aircraft parts and other property              1,810,224
      Vendor payable settlement                        324,500
      Acquisition costs                                534,265
      Receivables from officers and stockholders       341,588
      Employment services                            2,001,023
                                                    ----------
      Total                                         $6,917,260
                                                    ==========

      There was no cash paid for income taxes in any of the periods presented. Cash paid for interest for the year ended December 31, 1996 totaled $51,748. There was no cash paid for interest during 1995 or 1994.

10.   LEASES

      The Company leases its aircraft, space in airport terminals and other property and equipment under operating leases which expire in various years through 2001. The Company does not currently have any property under leasing arrangements which would qualify as a capital lease.

      At December 31, 1996, the Company had aircraft leases on three Airbus A300-B4s. The initial lease term on each aircraft is 60 months expiring on different dates in 2001. The Company also has firm commitments to lease two additional A300-B4 aircraft. The Company is responsible for normal maintenance and repairs and makes monthly payments to the lessor for engine and airframe overhaul reserves. In addition, the Company also leases two B727 aircraft on a wet-lease basis from a third party airline operator under short-term lease commitments, cancelable within 30 days at the option of the Company.

      Future minimum lease payments at December 31, 1996, for noncancelable operating leases with initial terms of more than one year, are as follows:

      1997                           $ 5,818,224
      1998                             5,818,224
      1999                             5,818,224
      2000                             5,818,224
      2001                             4,213,608
                                     -----------
      Total minimum lease payments   $27,486,504
                                     ===========

      Rental expense for all operating leases in 1996 was $1,950,462 and maintenance overhaul reserve expense in 1996 totaled $2,043,317. There was no rental expense during 1995 or 1994.

11.   TRANSACTIONS WITH RELATED PARTIES

      In September 1996, the Company received a $1.5 million loan from a Stockholder. The note was to bear interest at 6% and was due upon demand. In December 1996, the Company agreed with the Stockholder to apply the note against the Stockholder's receivable as discussed in Note 6.

12.   COMMITMENTS AND CONTINGENCIES

      The Company is a party to litigation involving the acquisition of the service marks. At the time of acquisition of such service marks and pursuant to an asset purchase agreement, the seller of the service marks agreed to sign such documents and take such steps as required for the Company to record assignments of the service marks in various countries in which the service marks were registered. Such recordings were to be effected by documents executed subsequent to the service mark assignment to the Company. The seller has failed to effect and execute all documents as requested by the Company. Accordingly, the Company filed suit for breach of contract, specific performance and injunctive relief to cause an authorized officer of the seller to execute all required documents. The seller has entered counterclaims and has attempted to void the asset purchase agreement. The Company believes that the matter will be resolved in the Company's favor and that the likelihood of an unfavorable outcome for the Company in this matter is remote. However, in the unlikely event that the Company does not prevail in this matter, the loss of the service marks would have a material adverse effect on the Company.

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

      Various claims, contractual disputes and lawsuits against the Company arise periodically involving complaints which are normal and reasonably foreseeable in light of the nature of the Company's business. The majority of these suits are covered by insurance. In the opinion of management, the resolutions of these claims will not have a material adverse effect on the business, operating results or financial condition of the Company.

13.   SUBSEQUENT EVENT

      On March 20, 1997, the Company entered into a definitive agreement to merge with Carnival Air Lines, Inc. ("Carnival"), a passenger airline headquartered in Fort Lauderdale, Florida. The Company will exchange 9,530,810 shares of common stock for all outstanding common shares of Carnival. The merger is expected to be accounted for as a pooling-of-interests and close in the second quarter of 1997. For the twelve-month period ended December 31, 1996, Carnival had operating revenues of approximately $270 million.

      In March 1997, the Company reached an agreement in principle for the sale of convertible preferred stock for expected net cash proceeds of approximately $15 million.

      In March 1997, the Company purchased an office complex, which will temporarily act as its corporate headquarters, from a major stockholder. The property consists of the leasehold interest in certain buildings and real property and approximately 18.0 acres of land. The transaction, valued at $10.4 million, was completed through the issuance of 1,294,625 warrants which are exercisable for an equal number of shares of common stock of the Company.

                                   * * * * *

                               INDEX TO EXHIBITS

EXHIBIT NUMBER                    DESCRIPTION
--------------                    -----------

 3.2           Bylaws of Pan Am.

10.5 Lease Agreement relating to Aircraft A300-B4-203 #211 between EAL (DELAWARE) VIII Corp., a Lessor, and Pan American Airways, Inc., as Lessee.

10.8 Acquisition Agreement dated as of March 20, 1997 between Pan Am Corporation, CAL Acquisition Corporation, Air Holding Company and Carnival Air Lines, Inc.

21             Subsidiaries of Pan Am.

23.1           Consent of Independent Certified Public Accountants

27             Financial Data Schedule.

99 Press Release of Pan Am and Carnival Air Lines, Inc., relating to the proposed transaction.