Form 10-K/A
period 1996-12-31
PAN AM CORP /FL/
filed 1997-04-30
CIK 916844

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A


     [X] Amendment to Application or Report Filed Pursuant to Section 13 or
         15(d) of the Securities Exchange Act of 1934 [No Fee Required]
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                             Commission File Number
                                     0-23444




                               PAN AM CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          FLORIDA                                              65-0450311
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


9300 N.W. 36TH STREET
MIAMI, FLORIDA                                                   33178
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)






                                 (305) 873-3000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




                  AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

===============================================================================

         The undersigned Registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 1996 to add the following items to Part III, as set forth in the pages attached hereto:

         Item 10.          Directors and Executive Officers of the Registrant
         Item 11.          Executive Compensation.
         Item 12.          Security Ownership of Certain Beneficial Owners and
                           Management.
         Item 13.          Certain Relationships and Related Transactions.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The table below sets forth the names and ages of the directors and executive officers of Pan Am, as well as the positions and offices held by such persons. A summary of the background and experience of each of these individuals is set forth after the table.


NAME                        AGE   POSITION WITH PAN AM
----                        ---   --------------------
James W. Arpey              64    Vice President-General
                                  Manager and Chief Operations Officer
Karen T. Averill            46    Vice President-Personnel, Training
                                  and Inflight Services
Richard F. Blake            52    Vice President-Marketing and Planning
Charles E. Cobb, Jr.        60    Chairman of the Board
Robert C. Coile             45    Vice President-Finance and Accounting
William T. Elio             56    Vice President-Passenger Services and Cargo
Phillip Frost, M.D.         60    Vice Chairman of the Board
Donal F. McSullivan         50    Vice President-Sales
John J. Ogilby, Jr.         40    Chief Financial Officer and General Counsel
Richard C. Pfenniger, Jr.   41    Director
Martin R. Shugrue, Jr.      56    President, Chief Executive Officer, Director
John J. Sicilian            36    Director
Hershel F. Smith, Jr.       64    Director

         JAMES W. ARPEY, appointed as Vice President-General Manager and Chief Operations Officer on March 1, 1996. Mr. Arpey is a 34-year veteran of the airline industry, and has held senior executive positions with several major airlines, including Trans World Airlines, Continental Airlines and Frontier Airlines. Mr. Arpey was employed from 1972 to 1990 by Continental Airlines and its affiliates, most recently as Senior Vice President of Aircraft Acquisition and Disposition from 1986 to 1990. In such capacity, he was responsible for extensive negotiations with aircraft and jet engine manufacturers. During his tenure at Continental Airlines, Mr. Arpey served as Senior Vice President-Operations and had various other executive responsibilities that included the following areas: flight operations, inflight, quality control, purchasing, material services, aircraft maintenance and engineering, scheduling and regulatory compliance. From January 1990 to January 1995, Mr. Arpey served as the executive consultant to the Eastern Air Lines, Inc. ("Eastern Airlines") bankruptcy estate, specializing in the sale of Eastern Airlines' aircraft, spare engines and spare parts.

         KAREN T. AVERILL, appointed as Vice President-Personnel, Training and Inflight Services on March 1, 1996. Ms. Averill is an airline executive with 28 years of operation and staff responsibilities in all phases of the industry. She has held executive positions with several major airlines. From 1990 to 1995, she served as the Vice President and Managing Director for the bankruptcy estate of Eastern Express (a subsidiary of Eastern Airlines) where she was responsible for the orderly shutdown and liquidation of the airline. Concurrently, she was responsible for the daily operations and subsequent sale of Gulf Coast Aviation, an FAA approved repair station owned by Eastern Express. From 1986 to 1990, Ms. Averill served as Manager of System Employment for Eastern Airlines. Other career responsibilities have included Recruitment, Human Resources, Finance, Crew Scheduling, Training, Inflight Services and Stations Systems and Operations. Additionally, from 1974 to 1984, Ms. Averill served as the Director of Inflight Training for Air Florida. She formerly was the president of an airline consulting firm, V-1, Inc., which provided consulting services to start-up carriers, as well as on-going consultations for established airlines.

         RICHARD F. BLAKE, appointed as Vice President-Marketing and Planning in October, 1994. Mr. Blake is a 31-year executive of the travel and leisure industry, specializing in international airline and cruise line transport. His expertise is in the areas of marketing, sales and tactical planning and development, direct marketing, advertising and public relations. Additionally, his broad based understanding of all phases of operations, business practices and legal and financial disciplines is highly respected in the passenger transport business. Since 1996, Mr. Blake has been Senior Vice President of Marketing for Pan Am. From 1992 to 1994, Mr. Blake served in an executive capacity at Renaissance Cruises, Inc. and from 1991 to 1992, he was Vice President of Product Development at Northwest Airlines where he was responsible for the modernization of Northwest's aircraft fleet. Mr. Blake currently serves on the Board of the Airlines Agent Reporting Plan of Puerto Rico. He has previously served on the Executive Committee and the Board of the Airlines Reporting Corporation, Bar Harbor Airways, the Caribbean Tourism Organization and Vance IDS and continues to serve as a guest lecturer at the Royal Aeronautical Society, Oxford England.

         CHARLES E. COBB, JR., appointed as Chairman of the Pan Am Board on March 8, 1996. Since 1992, Mr. Cobb has served as the Chairman, Chief Executive Officer and President of Cobb Partners, Inc., an investment firm with interests in real estate, international trade and tourism-related businesses. Mr. Cobb was also Chairman and CEO of Arvida/Disney Corporation from 1984 to 1987 and was a member of The Walt Disney Company Board of Directors and Executive Committee from 1984 to 1987. Prior to that, Mr. Cobb served from 1972 to 1983 as Senior Executive Vice President, Chief Operating Officer, Group President, Subsidiary President (Arvida Corporation) and member of the Board of Directors of the Penn Central Corporation, a $3 billion multi-industry company with more than 40,000 employees. Mr. Cobb served as United States Ambassador to Iceland during the Bush Administration from 1989 to 1992 and from 1987 to 1989 served as Under Secretary and Assistant Secretary of the United States Department of Commerce during the Reagan Administration with responsibilities for the nation's trade development, export promotion, and international travel and tourism administration. Mr. Cobb was educated at Stanford University, where he received a B.A. and an M.B.A.

         ROBERT C. COILE, appointed as Vice President-Finance and Accounting on September 13, 1996. Mr. Coile has over 17 years of experience in the airline industry, primarily in the areas of accounting and finance, and has held executive positions with Carnival Air Lines, Eastern Airlines and Air Florida. From March 1993 to September 1996, Mr. Coile was Vice President-Industry Affairs at Carnival Air Lines; from March 1981 to March 1993, he held various managerial positions in accounting at Eastern Airlines culminating in the position of Vice President-Accounting; and from March 1980 to April 1981, he was the Controller of Air Florida. Prior to his employment with Air Florida, Mr. Coile was a Senior Accountant at the public accounting firm of Price Waterhouse from July 1974 to March 1980.

         WILLIAM T. ELIO, Vice President-Passenger Services and Cargo since April 1, 1996 and Vice President of Pan Am Clipper Cargo since June 11, 1996. Mr. Elio is an airline executive with over 30 years of expertise in station operations, passenger services, air freight, sales and marketing. His varied background includes recruitment, training, ticketing, and negotiations and contract administration for operational vendors. Mr. Elio has held executive positions at the Former Pan Am and Continental Airlines. From April 1991 to August 1993, he was Vice President of Continental Airlines' Latin American Division and was responsible for the design and implementation of marketing strategies and station security, as well as passenger and cargo services for 26 cities. Mr. Elio is a 25-year veteran of the Former Pan Am, having worked there from April 1966 to March 1991. His career at Former Pan Am culminated in the position of Managing Director of Field Sales with full responsibility of stations operations for more than 127 stations in 52 countries. From April 1995 to March 1996, Mr. Elio served as the Vice President of Administration and Operations for Kendall Marketing, a firm specializing in travel awards programs. From August 1993 to March 1995, Mr. Elio left the corporate world to establish his own business in his home state, Vermont. He and his wife owned and operated a bookstore and office business center that catered to tourist/executives. During the March 1994-1995 period, he rejoined the airline industry, where he provided consulting services and started America Central Corporation, which was formed to represent and handle operations and marketing in the United States for the TACA Group, a group of Central American airlines.

         PHILLIP FROST, M.D., appointed as a Director on March 8, 1996 and as Vice Chairman of the Board on April 16, 1996. Since 1987, Dr. Frost has served as Chairman of the Board of Directors and Chief Executive Officer of IVAX Corporation, a Florida corporation ("IVAX"), the world's largest generic pharmaceutical manufacturer. He was the Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1990. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceutical, Inc. from 1972 to 1986. He is Vice Chairman of the Board of Directors of North American Vaccine, Inc. ("NAV"), and a Director of American Exploration Company, which is engaged in oil and gas exploration and production, Whitman Education Group, Inc., which is engaged in proprietary education ("Whitman"), Northrup Grumman, an aerospace/defense company, and Continucare Corporation, which manages rehabilitation, medicine and psychiatry practices. He is a trustee of the University of Miami and a member of the Board of Governors of the American Stock Exchange.

         DONAL F. MCSULLIVAN, Vice President-Sales since March 1, 1996. Mr. McSullivan is an internationally recognized executive in marketing, tourism and travel, with over 25 years of experience. He has extensive experience in sales planning development and implementation, including the comprehensive travel agency and corporate incentive programs. From 1976 to 1986, he was Executive Chairman of the Irish Tourist Board in North America. During his appointed term of office he more than doubled the number of travelers into Ireland. Concurrently, he served as the Chairman of the North American Committee of the European Travel Commission as well as sitting on several committees for the American Society of Travel Agents. Mr. McSullivan is a recognized speaker and has addressed the United States Senate and House Sub-Committees on several occasions as an expert witness on issues related to tourism and travel. From 1987 to 1996, McSullivan and Associates provided marketing, operational and financial expertise to a number of clients, both domestically and internationally. Mr. McSullivan has been an independent consultant from 1994 to 1996.

         JOHN J. OGILBY, JR., appointed as Chief Financial Officer, General Counsel and Secretary on March 8, 1996. From May 1991 to December 1995, Mr. Ogilby practiced law with his own firm which specialized in aviation and transactional matters. From February 1994 to March 1996, he was General Counsel to Aeroflot Russian International Airlines-United States Southeastern Division. From August 1986 to May 1991, Mr. Ogilby served as Director-Legal Affairs of Eastern Airlines where he was responsible for corporate and transactional matters, including the liquidation of a substantial portion of the assets of the Eastern Airlines estate. From 1984 to 1986, Mr. Ogilby was a corporate and tax attorney with the law firm of Icard, Merrill, Cullis, Timm & Furren in Sarasota, Florida. From April 1995 to March 1996, Mr. Ogilby was a Director of ARINC, Inc., a diversified corporation with $250.0 million in annual revenues that provides a full array of communications, information systems and systems engineering for the global transportation industry as well as for government and commercial customers. Mr. Ogilby holds a Juris Doctorate, Masters in Taxation and BSBA in Accounting from the University of Florida and is a former Certified Public Accountant.

         RICHARD C. PFENNIGER, JR., appointed as a Director on March 8, 1996, as a designee of Phillip Frost pursuant to that certain Contribution Agreement dated on same date. Mr. Pfenniger has served as the Chief Executive Officer of Whitman since March 1997 and as Director of Whitman since 1992. He served as the Chief Operating Officer of IVAX from May 1994 to March 1997. He served as Senior Vice President-Legal Affairs and General Counsel of IVAX from 1989 to May 1994 and as Secretary from 1990 to 1994. Prior to joining IVAX, Mr. Pfenniger was engaged in private law practice. Mr. Pfenniger is also a Director of NAV and NaPro BioTherapeutics, Inc., a biopharmaceutical research and development firm.

         MARTIN R. SHUGRUE, JR., appointed as President, Chief Executive Officer and a Director on March 8, 1996. Mr. Shugrue's aviation career spans 28 years, and he has most notably held senior executive positions at several major domestic and international airlines. In 1968, he began his aviation career as a Boeing 707 flight officer. Over the course of his 20 year career at Former Pan Am, he served as Managing Director of the UK and Western Europe, the East Central United States, Vice President of Personnel and Industrial Relations, Senior Vice President of Administration, and as Senior Vice President of Marketing. In 1984, until his departure in 1988, he served as Chief Operating Officer and Vice Chairman. Concurrently, he served on the Board of Directors for Pan Am Express, the Pan Am Shuttle, and Pan American Corporation. In 1988, Mr. Shugrue served as President of Continental Airlines and Chief Executive Officer of Continental/Eastern Express. During his tenure he also served on the Board of Directors for Continental/Eastern Sales Inc. and System One Corporation. In 1990, Continental Airlines filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the District of Delaware. In 1990, Mr. Shugrue was also appointed by the United States Trustee, and confirmed by the Chief Bankruptcy Judge, Southern District, New York to serve as the Trustee of Eastern Airlines. He served in this capacity until 1995. In 1994, Mr. Shugrue formed and has since headed an international consulting firm, MRS&A Limited Partnership ("MRS&A"), specializing in strategic business, marketing, financial and operational planning services to clients in the travel, tourism, and the transportation business. He currently spends a nominal amount of time on MRS&A matters.

         JOHN J. SICILIAN, appointed as a Director on March 8, 1996. Since 1995, Mr. Sicilian has served as Chairman, President and Liquidating Agent of Eastern Airlines. In that capacity, he has had complete responsibility to maximize the value of the remaining assets and make distributions to remaining creditors of Eastern Airlines. From 1990 through 1994, Mr. Sicilian served as Executive Vice President and General Counsel of Eastern Airlines, functioning as primary advisor to Mr. Shugrue, the court-appointed Trustee. Prior to his employment with Eastern Airlines, Mr. Sicilian was an attorney with Verner, Liipfert, Bernhard, McPherson and Hand in Washington, D.C., and with Ford & Harrison in Atlanta. He specialized in matters involving antitrust, labor, general litigation and general corporate issues, with particular emphasis in representing airline clients and aviation associations. Mr. Sicilian is a Director of ARINC, Inc., a diversified corporation with $250.0 million in annual revenues that provides a full array of communications, information systems and systems engineering for the global transportation industry as well as for government and commercial customers.

         HERSHEL F. SMITH, JR., appointed as a Director on January 22, 1997. Since January 1990, Mr. Smith has served as the President of Community Investment Services, Inc., a licensed securities broker-dealer and a registered investment adviser.

         COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.
Section 16(a) of the Securities Exchange Act of 1934 requires Pan Am's directors, executive officers and 10% shareholders to file reports of ownership and reports of changes in ownership of Common Stock and other equity securities with the Securities and Exchange Commission and the AMEX. Directors, executive officers and 10% shareholders are required to furnish Pan Am with copies of all
Section 16(a) forms they file. Based on a review of the copies of such reports furnished to Pan Am and written representations from Pan Am's directors and executive officers that no other reports were required, Pan Am believes that during 1996 Pan Am's directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.  EXECUTIVE COMPENSATION

         GENERAL. The following summary compensation table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to Martin R. Shugrue, Jr., the Chief Executive Officer and President of the Company. No other person employed by the Company earned in excess of $100,000 during the fiscal year ended December 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                      ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                                -----------------------------------------  ----------------------------------
NAME AND                                                   OTHER ANNUAL                          ALL OTHER
PRINCIPAL POSITION         YEAR SALARY($)(1)   BONUS($)   COMPENSATION($)  STOCK OPTIONS(2)   COMPENSATION($)
------------------         ---- ------------   --------   ---------------  ----------------   ---------------
Martin R. Shugrue, Jr.     1996     $125,000      --             --            652,734               $293(3)
CEO

------------
(1) This amount is prorated for the portion of the fiscal year in which Mr. Shugrue was employed by the Company. Mr. Shugrue was employed by the Company on March 8, 1996 and receives a yearly base salary of $150,000.

(2) Represents the number of shares of Common Stock underlying the options.

(3) Represents the group term life insurance taxable over $50,000.

                  The following table sets forth certain summary information concerning individual grants of stock options by the Company during the fiscal year ended December 31, 1996 to the executive officers named in the "Summary Compensation Table".

                     STOCK OPTION GRANTS IN FISCAL YEAR 1996



                                                                          POTENTIAL REALIZABLE VALUE AT
                                                                          ASSUMED ANNUAL RATES OF STOCK
                                                                               PRICE APPRECIATION
                              INDIVIDUAL GRANTS                                  FOR OPTION TERM
               ------------------------------------------------------     ------------------------------
               NUMBER OF
               SECURITIES     PERCENT OF      EXERCISE
               UNDERLYING     TOTAL OPTIONS   PRICE
               OPTIONS/SARS   GRANTED TO      (PER       EXPIRATION
NAME           GRANTED (#)    EMPLOYEES(%)    SHARE)     DATE              0%           5%          10%
----           ------------   -------------   --------   ----------        --           --          ---
Martin R.         20,000          1.53%        $5        April 23,         --        $ 63,000   $  159,000
Shugrue, Jr.                                             2006

Martin R.        632,734         48.36%        $1        March 3,          --        $398,622   $1,006,047
Shugrue, Jr.                                             2006



      The following table sets forth certain summary information concerning exercised and unexercised options to purchase the Company's Common Stock as of December 31, 1996 held by the executive officers named in the "Summary Compensation Table." None of these executives exercised any options during the year ended December 31, 1996.

                            STOCK OPTION EXERCISES IN
               FISCAL YEAR 1996 AND FISCAL YEAR-END OPTION VALUES

                                                                                        VALUE OF UNEXERCISED
NAME AND                                               NUMBER OF UNEXERCISED           IN-THE-MONEY OPTIONS(1)
POSITION                SHARES                       OPTIONS HELD AT FY-END(#)           AT FISCAL YEAR END($)
DURING 1996             ACQUIRED ON    VALUE         ---------------------------      --------------------------
FISCAL YEAR             EXERCISE(#)    REALIZED($)   EXERCISABLE   UNEXERCISABLE      EXERCISABLE  UNEXERCISABLE
-----------             -----------    -----------   -----------   -------------      -----------  -------------
Martin R. Shugrue, Jr.     --              --           639,401       13,333           $4,169,401     $34,166

------------
(1) The value of unexercised in-the-money options represents the number of options held at year-end 1996 multiplied by the difference between the exercise price and $7.563, the closing price of the Company's common stock at year end 1996.

         COMPENSATION OF DIRECTORS. Pursuant to Pan Am's 1996 Stock Option Plan (the "Plan"), each director of the Company was granted 20,000 options for the services each provided as a director to the Company. The Plan provides that each person who is a non-employee director of the Company shall (i) upon acceptance of a directorship, receive an option to acquire 20,000 shares of Common Stock which shall vest ratably over three years (regardless of whether such director serves for such three-year period) and (ii) after such director has served in such capacity for a period of six months, then on the first business day following any annual meeting of shareholders of the Company thereafter, such person shall automatically receive on such date an option to acquire 10,000 shares as a director and an additional 5,000 shares as the chair of any committee of the Board of Directors. Such options granted have an exercise price equal to the fair market value of the Common Stock on the date of grant and shall have a term of ten years from the date of grant.

         Pursuant to the Board of Directors Travel Program adopted on October 29, 1996, a director, his spouse and dependent children are provided with travel privileges on the Company, with the director being obligated to pay only applicable federal and state income tax as ordinary income on the market value of the non-Company business travel. There is no tax liability for any travel designated by the director as business travel. All travel by a director's spouse and dependent children, with the exception of activities related to the director's duties, such as the spouse being invited to attend special Board functions, is treated as pleasure travel.

         EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS. Pan Am and Mr. Shugrue have entered into an employment agreement dated March 8, 1996 (the "Shugrue Employment Agreement"). The term of the Shugrue Employment Agreement is for a period of three years. Mr. Shugrue will receive a yearly base salary of $150,000. In the event Mr. Shugrue terminates the Shugrue Employment Agreement prior to February 15, 1998, he will be required to pay Pan Am the sum of $500,000. Mr. Shugrue shall be entitled to terminate the Shugrue Employment Agreement without liability upon the occurrence of certain events, including upon a "change in control" of Pan Am.

         ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS. During 1996, the following directors served on the Compensation Committee of the Board of
Directors: Mr. Cobb, Mr. Pfenniger and Mr. Sicilian. None of such persons are or have been executive officers of Pan Am and no interlocking relationships exist between such persons and the directors or executive officers of Pan Am.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 31, 1997, certain information regarding the beneficial ownership of the Company's Common Stock by
(i) each person known by the Company to be the owner of more than 5% of the Company's outstanding Common Stock; (ii) each current director; (iii) each executive officer named in the "Summary Compensation Table;" and (iv) all executive officers and directors of the Company as a group:

                                                    AMOUNT, NATURE AND
NAME AND ADDRESS OF                              PERCENTAGE OF OWNERSHIP OF
BENEFICIAL OWNER(1)(2)                             COMPANY COMMON STOCK(3)
----------------------                           --------------------------
Cobb Partners Limited(4)(5)                        714,653            6.35%

Charles E. Cobb, Jr.(5)(4)                       1,033,861            9.17%

Community Investment Services, Inc.(6)(12)       1,069,800            9.43%

EAL Asset Holding, Inc.(7)(11)                   2,803,142           22.20%

Phillip Frost, M.D.(8)                           1,171,054           10.14%

Frost-Pan Investment Corp.(8)                    1,164,387           10.09%

Richard C. Pfenniger, Jr.(9)                        18,667              *

Martin R. Shugrue, Jr.(10)                         752,857            6.33%

John J. Sicilian(11)(7)                          2,809,809           22.24%

Hershel F. Smith, Jr.(12)(6)                        93,000              *

All directors and executive officers
as a group (13 persons)(13)                      6,308,157           45.64%

------------
(*)  Less than 1%.
(1) Unless otherwise indicated, each person has sole voting and investment power with respect to all such shares.
(2) Unless otherwise indicated, the address of each of the beneficial owners identified is c/o Pan Am Corporation, 9300 N.W. 36th Street, Miami, FL 33178.
(3) Ownership percentages are based on 11,262,610 shares of Common Stock outstanding as of March 31, 1997 and shares of Common Stock subject to outstanding stock options or warrants which are exercisable by the named individual or group.
(4) Cobb Partners Limited ("Cobb Limited") filed a Schedule 13D dated February 15, 1997 with the Securities and Exchange Commission ("SEC"), reporting ownership of 714,653 shares of Common Stock. Cobb Limited shares voting and dispositive power with respect to all such shares with Cobb Partners, Inc. ("CP"), the general partner of Cobb Limited, and Mr. Cobb. Mr. Cobb, the sole shareholder, an officer and director of CP, is the Chairman of the Board of Directors of Pan Am. The address of Cobb Limited is 2333 Ponce de Leon Boulevard, PH 1100, Coral Gables, FL 33134.
(5) Mr. Cobb filed a Schedule 13D dated February 15, 1997 with the SEC, reporting ownership of 1,033,861 shares of Common Stock. As reported by Mr. Cobb in the Schedule 13D, he shares voting and dispositive power with respect to 1,027,195 of such shares with the following Cobb affiliates: (a) Cobb Limited with respect to 714,653 shares of Common Stock (See Note 4);
     (b) Cobb World Services, Inc. ("World Services") with respect to 212,542 shares of Common Stock; (c) Cobb Family Foundation, Inc. ("Foundation") with respect to 50,000 shares of Common Stock; and (d) Cobb Family Twenty-Second Century Fund ("Fund") with respect to 50,000 shares of Common Stock. Mr. Cobb is the sole shareholder, a director and an officer of World Services. Mr. Cobb is also a principal contributor and President of the Foundation, a charitable organization, and a trustee (not a beneficiary) of the Fund, a family trust. Mr. Cobb disclaims beneficial ownership of all such shares held by either the Foundation or the Fund. Also includes currently exercisable options to purchase 6,666 shares of Common Stock. Mr. Cobb is the Chairman of the Board of Directors of Pan Am and has been nominated for re-election. The address of Mr. Cobb is 2333 Ponce de Leon Boulevard, PH 1100, Coral Gables, FL 33134.

(6) Community Investment Services, Inc. ("Community") filed a Schedule 13G dated February 12, 1997 with the SEC, reporting beneficial ownership of 1,069,800 shares of Common Stock with sole voting power with respect to those warrants to purchase 80,000 of such shares and sole dispositive power with respect to all such 1,069,800 shares. Mr. Hershel F. Smith, Jr., a director of Pan Am, is the President of Community, and, in such capacity, may be deemed to be the beneficial owner of the shares of Common Stock owned by Community. Mr. Smith disclaims beneficial ownership of all such shares of Common Stock owned by Community. The address of Community is 15600 S.W. 288th Street, Suite 100, Homestead, FL 33033.
(7) Includes currently exercisable warrants to purchase 1,364,625 shares of Common Stock (70,000 shares of which were issued to EAL Asset Holding, Inc. ("EAL"), a wholly-owned subsidiary of Eastern Airlines, and the remaining balance of which was issued to Eastern Airlines). Mr. John J. Sicilian, the Chairman, President and Liquidating Agent of Eastern Airlines and the sole director and officer of EAL, is a director of Pan Am. See Note 11.
     The address of EAL is c/o Eastern Air Lines, Inc., 9300 N.W. 36th Street, Miami, FL 33178.
(8) Each of Dr. Frost, Frost-Pan Investment Corp. ("Frost-Pan"), Frost-Nevada Limited Partnership ("Partnership") and Frost-Nevada Corporation filed a 13D dated September 23, 1996 with the SEC, each reporting ownership of 1,164,387 shares of Common Stock (inclusive of options to purchase 276,821 shares of Common Stock) with shared voting power and shared dispositive power with each other with respect to such shares. Dr. Frost is the sole limited partner of the Partnership and the sole shareholder, a director and an officer of Frost-Nevada Corporation, the general partner of the Partnership. Dr. Frost is also the sole shareholder, director and officer of Frost-Pan. Additionally, Dr. Frost holds currently exercisable options to purchase 6,667 shares of Common Stock. Dr. Frost is the Vice Chairman of the Board of Directors of Pan Am and has been nominated for re-election. The address of Dr. Frost and Frost-Pan is 4400 Biscayne Boulevard, PH, Miami, FL 33137-3227.
(9) Includes currently exercisable options to purchase 6,667 shares of Common Stock.
(10) Includes currently exercisable options to purchase 639,401 shares of Common Stock.
(11) Includes 1,438,517 shares of Common Stock owned by EAL and currently exercisable warrants to purchase 1,364,625 shares of Common Stock held by EAL and Eastern Airlines. See Note 7. Mr. Sicilian, as Chairman, President and Liquidating Agent of Eastern Airlines and sole director and officer of EAL, may be deemed to be the beneficial owner of the above shares because he has sole dispositive power and sole voting power with respect to such shares. However, as Liquidating Agent, Mr. Sicilian is required to manage the affairs of Eastern Airlines in good faith so as to maximize the value of Eastern Airlines' property through the orderly liquidation of such property in a commercially reasonable manner. While Mr. Sicilian may do so without supervision or approval of the bankruptcy court, he is required to act for the benefit of Eastern Airlines' creditors. Mr. Sicilian disclaims beneficial ownership of all such shares owned by EAL. Additionally, Mr. Sicilian holds currently exercisable options to purchase 6,667 shares of Common Stock. Mr. Sicilian is a director of Pan Am and has been nominated for re-election.
(12) Includes currently exercisable warrants to purchase 43,000 shares of Common Stock; does not include the 1,069,800 shares of Common Stock owned by Community. See Note 6. Mr. Smith is a director of Pan Am and has been nominated for re-election. The address of Mr. Smith is 15600 S.W. 288th Street, Suite 100, Homestead, FL 33033.
(13) Includes currently exercisable options and warrants to purchase 1,194,077 shares of Common Stock; also includes 2,803,142 shares of Common Stock beneficially owned by EAL (inclusive of warrants held by EAL and Eastern Airlines) which may be deemed to be beneficially owned by Mr. Sicilian.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         ORGANIZATIONAL TRANSACTIONS. On January 11, 1996, Pan Am issued 141,695 shares of the Common Stock to MRS&A formed by Martin R. Shugrue, Jr., in exchange for a capital contribution in the amount of $500,000. Mr. Shugrue is the Chief Executive Officer, President and a director of Pan Am. In addition, on March 1, 1996, Pan Am issued to Mr. Shugrue, John J. Ogilby, Jr. and Richard F. Blake options to purchase 632,734, 79,092 and 79,092 shares, respectively, of Common Stock (the "Shugrue Options"). Mr. Ogilby is the Chief Financial Officer and General Counsel of Pan Am and Mr. Blake is the Vice President-Marketing and Planning of Pan Am. The Shugrue Options are exercisable at a price of $1.00 per share during the nine-year period commencing March 4, 1997. The Shugrue Options contain standard anti-dilution provisions.

         On March 8, 1996, an agreement (the "Contribution Agreement") was entered into by and among Pan Am, PANF, Inc., a Florida corporation ("PANF"), Pan Am World Services, Inc., a Florida corporation (currently known as Cobb World Services, Inc., "World Services"), Pan Am Alliance, Inc., a Florida Corporation (currently known as Cobb PA Acquisition Corporation, "Alliance", and together with World Services, collectively the "Cobb Investors"), Frost-Pan Investment Corp., a Florida corporation ("Frost-Pan") and EAL Asset Holding, Inc., a

Florida corporation ("EAL"). The Cobb Investors, Frost-Pan, MRS&A and EAL are referred to herein individually as an "Investor" and collectively as the "Investors." PANF, which subsequently changed its name to "Pan American World Airways, Inc." functions as the operating airline subsidiary of the Company.

         Pursuant to the Contribution Agreement, World Services and Alliance (both wholly-owned by Charles E. Cobb, Jr.) jointly delivered to Pan Am, in exchange for 212,542 and 765,153 shares of Common Stock, respectively, (i) the sum of $1.0 million in cash and (ii) all of the issued and outstanding capital stock of Pan American World Airways, Inc., a Delaware corporation ("PA"), and Pan Am Corporation (currently known as Pan Am Airbridge Holdings, Inc.), a Florida corporation ("Airbridge Holdings"), both of which were wholly-owned subsidiaries of World Services and Alliance. PA is the owner of certain intellectual property rights, including the trade names "Pan Am" and "Pan Am - with globe design", along with various registered trademarks and service marks related thereto. Airbridge Holdings owns a 30% interest in Chalk's Air Bridge, Inc., which owns a 100% interest in Flying Boats, Inc. (d.b.a. Pan Am AirBridge, Inc. (f.k.a. Chalk's International Airlines)) ("Chalk's"). Airbridge Holdings also has the right to obtain a 30% interest in an entity to be created that will acquire from Chalk's the right to use air terminal facilities and landing ramps located on Watson Island (Miami), Florida. Pan Am is currently negotiating the purchase of the remaining 70% interest in Chalk's. Mr. Cobb is the Chairman of the Board of Directors of Pan Am and also currently beneficially owns 9.17% of the outstanding Common Stock. See Item 12 - "Security Ownership of Certain Beneficial Owners and Management."

         Pursuant to the Contribution Agreement, Frost-Pan delivered to Pan Am, in exchange for 566,780 shares of Common Stock and options to purchase an additional 276,821 shares of Common Stock (the "Frost-Pan Options"), the sum of $2.0 million in cash. The Frost-Pan Options are exercisable at a price of $1.00 per share during the nine-year period commencing on September 23, 1996. The Frost-Pan Options contain certain standard anti-dilution provisions. Frost-Pan currently beneficially owns 10.09% of the outstanding Common Stock. See Item 12
- "Security Ownership of Certain Beneficial Owners and Management." Phillip Frost, M.D., the sole shareholder, director and officer of Frost-Pan, is the Vice Chairman of the Board of Directors of Pan Am.

         Pursuant to the Contribution Agreement, EAL transferred, assigned and delivered to Pan Am, in exchange for 1,161,898 shares of Common Stock, (i) all of the issued and outstanding capital stock of EAL Asset Company No. 1, Inc., a Florida corporation, which owns certain A300 spare parts, certain intellectual property and marketing assets, including Eastern Airlines' maintenance, flight operations and training program manuals, customer lists and proprietary rights in Pan Am's business plan and a certain Facility Rent Credit relating to Pan Am's use of office space (the "Facility Rent Credit") located at Eastern Airlines' Doral Technology Center (the "Doral Facility"); (ii) the sum of $1.5 million in cash, conditioned as described below; (iii) any and all of Eastern Airlines' interests in the approximately $1.35 million outstanding balance due on a certain promissory note executed by the LIFECO travel agency in favor of EAL (the "LIFECO Interest"), conditioned as described below; and (iv) its right in and to, subject to obtaining all necessary government approvals, EAL's dormant route authority to serve Havana, Cuba from Fort Lauderdale and West Palm Beach, Florida (the "Havana Route Authority"), conditioned as described below. The payment by EAL of the $1.5 million was conditioned upon the execution and delivery by Pan Am and ING Lease (Nederland) B.V. ("ING") of an aircraft lease relating to two certain A300 aircraft (Mfr. Serial Nos. 216 and 220). Pursuant to the Contribution Agreement, the LIFECO Interest and the Havana Route Authority shall be conveyed to Pan Am at any time upon Pan Am's request. The granting by EAL of its rights in the Havana Route Authority does not by any means insure that Pan Am will in fact be granted such route. The Contribution Agreement entitles Pan Am to redeem certain shares of Common Stock from EAL under certain circumstances relating to the LIFECO Interest, the Havana Rate Authority and the Facility Rent Credit. EAL currently beneficially owns 22.20% of the outstanding Common Stock (inclusive of the warrants Eastern Airlines, EAL's parent, received for the purchase of the Doral Facility as described below). See Item 12 - "Security Ownership of Certain Beneficial Owners and Management." John J. Sicilian, the sole director and officer of EAL and the Chairman, President and Liquidating Agent of Eastern Airlines, is a director of Pan Am. In such capacity as Liquidating Agent of Eastern Airlines, he has complete responsibility to maximize the value of the remaining assets and make distributions to the remaining creditors of Eastern Airlines.

         In addition, the LIFECO Interest and the Havana Route Authority were valued at $300,000 and, as a result, EAL was issued 85,017 shares of Common Stock. Pursuant to the Contribution Agreement, if the Pan Am Board later determined that the actual value of the LIFECO Interest and the Havana Route Authority exceeded $300,000, EAL would be entitled to receive from Pan Am, at EAL's option: (i) the amount of such excess in cash, or (ii) additional shares of Common Stock having a value equal to such excess (based on a price of approximately $3.53 per share). On February 3, 1997, the Pan Am Board determined that the actual value of the LIFECO Interest and the Havana Route Authority was equal to $1.35 million. At EAL's election, Pan Am issued an additional 297,419 shares of Common Stock to cover such excess.

         EAL also received warrants to purchase an additional 80,000 shares of Common Stock (the "EAL Warrants"). The terms of the EAL Warrants provide for an exercise price of (i) $5.00 per share during the eight month period commencing upon September 19, 1996 and (ii) $8.10 per share during the three years thereafter. The EAL Warrants also contain standard anti-dilution provisions.

         PURCHASE OF DORAL FACILITY. In March 1996, Pan Am was granted a Rent Facility Credit by Eastern Airlines for the use of office space through the end of September 1996 at the Doral Facility in Miami, Florida, valued at $300,110, in exchange for 85,017 shares of Common Stock. Since October 1, 1996, Pan Am has been leasing this space for $47,499 per month on a month to month basis. Pan Am has temporarily established its offices at this location and considers it to be adequate for its initial operations. On March 31, 1997, the Company completed the purchase from Eastern Airlines of the Doral Facility pursuant to a Closing Agreement between Eastern Airlines, Pan American Properties, Inc., a Florida corporation and a wholly-owned subsidiary of Pan Am, Pan Am and an Escrow Agent, which Facility will temporarily serve as the primary place of Pan Am's business. The property consists of a leasehold interest in a certain building and real property and approximately 18 acres of land. The transaction, valued at $10.4 million, was completed through the issuance of 1,294,625 warrants which entitle Eastern Airlines to exchange such warrants for an equal number of shares of Common Stock of the Company upon the satisfaction of certain conditions, including, among others, the approval of the transaction by the shareholders of Pan Am. See Item 2 - "Description of Property -- Temporary Headquarters, Ground Facilities and Services."

         ING LEASES. Pan Am has entered into a definitive agreement with ING to lease three A300 aircraft. Two of such aircraft (the "Former Eastern Aircraft") are subject to safe harbor leases pursuant to which Eastern Airlines has certain tax indemnity obligations. In order to avoid triggering such indemnities, the Former Eastern Aircraft must be operated in a qualifying manner which essentially requires that the Former Eastern Aircraft be flown in United States domestic service. Accordingly, if Pan Am leases the Former Eastern Aircraft and utilizes them in its proposed airline operations, Eastern Airlines will avoid incurring the adverse consequences of these tax indemnity obligations. Management believes that the ING leases are on terms no less favorable than that available from other available lessors.

         COMMUNITY WARRANTS. Community Investment Services, Inc. received warrants to purchase 80,000 shares of Common Stock for its services in connection with a private placement of Common Stock (the "Community Warrants"). The terms of the Community Warrants provide for an exercise price of (i) $5.00 per share during the eight month period commencing upon September 19, 1996 and
(ii) $8.10 per share during the three years thereafter. The Community Warrants also contain standard anti-dilution provisions. Community currently beneficially owns 9.43% of the outstanding Common Stock. See Item 12 - "Security Ownership of Certain Beneficial Owners and Management." Hershel F. Smith, Jr., a director of Pan Am, is also the President of Community.

         INDEBTEDNESS. On December 6, 1996, Pan Am loaned Mr. Shugrue an amount equal to $125,000, evidenced by a promissory note. Such note provides that such amount shall be payable on demand, with interest accruing at 6% per annum.

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PAN AM CORPORATION


Date:  April 30, 1997         By:/S/  JOHN J. OGILBY, JR.
                                 ------------------------
                                 John J. Ogilby, Jr., Chief Financial Officer
                                 and General Counsel
                                 (Principal Financial Officer)