Form 10-Q
period 1997-03-31
PAN AM CORP /FL/
filed 1997-05-15
CIK 916844

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

                           Commission File No. 0-23444

                               PAN AM CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          FLORIDA                                       65-0450311
-------------------------------                     ------------------
(State of other jurisdiction of                       (IRS employer
 incorporation of organization)                     Identification No.)

                   9300 N.W. 36TH STREET, MIAMI, FLORIDA 33178
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (305) 873-3000
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of May 1, 1997, the Company had a total of 11,262,610 shares of Common Stock, par value $.0001 per share outstanding.

As of May 1, 1997, the Company had 150,000 shares of Series A Convertible Preferred Stock, par value $.0001 per share outstanding.

                               PAN AM CORPORATION

                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 1997

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        -------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1997 and
         December 31, 1996..................................................  3

         Consolidated Statements of Operations for the three months ended
         March 31, 1997 and 1996...........................................   4

         Consolidated Statement of Stockholders' Equity for the three months
         ended March 31, 1997..............................................   5

         Consolidated Statements of Cash Flows for three months ended
         March 31, 1997  and 1996............................... ..........   6

         Notes to the Consolidated Financial Statements.................... 7-10

Item 2.  Management's Discussion and Analysis of Financial Condition and

         Results of Operations............................................11-15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................   16

Item 2.  Changes in Securities............................................   16

Item 4.  Submission of Matters to a Vote of Security Holders..............   16

Item 6.  Exhibits and Reports on Form 8-K.................................   16

Signature.................................................................   17



PAN AM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

-------------------------------------------------------------------------------

                                                                   MARCH 31,       DECEMBER 31,
                                                                    1997              1996
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                      $ 8,414,027      15,005,669
   Trade accounts receivables, principally traffic                  7,760,505       3,233,068
   Receivable from underwriter (Note 4)                             9,420,000
   Expendable aircraft parts                                          261,787         261,787
   Prepaid expenses and other assets                                2,006,434       1,623,317
                                                                 ------------    ------------
      Total current assets                                         27,862,753      20,123,841

PROPERTY - Net                                                      8,730,752       2,066,308

OTHER ASSETS:
    Service marks (net of accumulated amortization
    of $136,840 and $126,314)                                       1,547,341       1,557,867
    Organizational costs (net of accumulated
    amortization of $24,342 and $20,789)                               46,728          50,282
    Deposits                                                        3,738,301       2,745,352
    Leasehold interest  (Note 5)                                    4,443,432
    Investment in affiliate                                             1,000           1,000
                                                                 ------------    ------------

TOTAL                                                             $46,370,307      26,544,650
                                                                  ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                             $  8,527,111       7,084,751
    Air traffic liability                                           8,902,640       4,164,313
    Accrued compensation                                              367,350         243,900
    Deferred income taxes                                             155,421         155,421
    Other accrued expenses                                          1,441,918         612,602
    Current portion of long-term debt                                   3,029           2,949
                                                                 ------------    ------------
      Total current liabilities                                    19,397,469      12,263,936
                                                                 ------------    ------------
Long-term debt less current maturities                                  9,806          10,593

Deferred aircraft lease obligations                                 2,787,193       1,664,693

Stock subscriptions and warrants (Note 5)                          10,977,881         945,381

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
    Convertible preferred stock, $100 stated value, $.0001 par value, 250,000 authorized, 150,000 shares issued and
       outstanding (Note 4)                                        15,000,000
    Common stock, $.0001 par value, 100,000,000 shares
       authorized,11,262,610 shares and 10,920,191 shares
       issued and outstanding                                           1,126           1,092
    Capital surplus                                                40,349,729      39,555,374
    Accumulated deficit                                           (42,111,419)    (27,554,831)
    Receivables from officers and stockholders (11,750 shares)        (41,478)       (341,588)
                                                                 ------------    ------------
      Total stockholders' equity                                   13,197,958      11,660,047
                                                                 ------------    ------------
TOTAL                                                            $ 46,370,307      26,544,650
                                                                 ============    ============

See accompanying notes to consolidated financial statements.


PAN AM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

-------------------------------------------------------------------------------

                                                          FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            1997              1996
REVENUES:
    Passenger                                           $  21,479,054
    Cargo and mail                                            129,708
    Other income                                              164,006               10
                                                        -------------    -------------
      Total revenues                                       21,772,768               10
                                                        -------------    -------------

EXPENSES:
    Aircraft rentals                                        5,975,231
    Aircraft fuel and oil                                   5,968,189
    Wages and related costs                                 3,862,625          278,764
    Aircraft maintenance reserves,
      materials and repairs                                 3,798,305
    Ground handling and landing fees                        2,613,383
    Advertising                                             2,380,572          150,357
    Reservations and sales                                  1,662,865           38,343
    Facilities and other rents                              1,658,821
    Professional and technical                              1,625,721          344,021
    Passenger food expense                                  1,609,274
    Traffic commissions                                     1,356,565
    Personnel expenses                                        574,146
    Insurance                                                 756,992
    Materials and supplies - other                            729,052
    Communications                                            142,043
    Depreciation and amortization                             134,010           25,298
    Other                                                   1,720,075           63,078
                                                        -------------    -------------
      Total expenses                                       36,567,869          899,861
                                                        -------------    -------------
OPERATING LOSS                                            (14,795,101)        (899,851)
                                                        -------------    -------------
NON-OPERATING
    INCOME (EXPENSES):
    Interest income                                           187,800           10,328
    Write-down of investment                                                   (17,000)
    Other                                                      50,713           35,000
                                                        -------------    -------------
      Total non-operating income                              238,513           28,328
                                                        -------------    -------------
LOSS BEFORE DEFERRED
    INCOME TAX PROVISION                                  (14,556,588)        (871,523)

DEFERRED INCOME
    TAX PROVISION                                                --           (155,421)
                                                        -------------    -------------
NET LOSS                                                $ (14,556,588)   $  (1,026,944)
                                                        =============    =============
NET LOSS PER SHARE                                      $      (1.33)    $       (0.36)
                                                        =============    =============

WEIGHTED AVERAGE
    NUMBER OF COMMON SHARES
    OUTSTANDING                                            10,951,996        2,848,068
                                                        =============    =============

See accompanying notes to consolidated financial statements.


PAN AM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1997

-------------------------------------------------------------------------------

                                                                                                      Receivables
                                                  Preferred     Common     Capital    Accumulated    From Officers
                                                    Stock       Stock      Surplus     Deficit      and Stockholders     Total
                                                  -----------   -------  -----------  ------------  -----------------  -----------
BALANCE, DECEMBER 31, 1996                         $   0         $1,092  $39,555,374  $(27,554,831)    $(341,588)      $11,660,047

Issuance of 45,000 shares for stock
        subscription                                                  4      324,496                                       324,500

Settlement of Stockholder Note                                                                           300,110           300,110

Issuance of 297,419 shares in settlement of
        stockholder contribution (Note 5)                            30    1,049,859                                     1,049,889

Issuance of 150,000 shares                         15,000,000               (580,000)                                   14,420,000

Net loss for the three months
        ended March 31, 1997                                                           (14,556,588)                    (14,556,588)
                                                   ----------    -------  ----------  ------------     ---------        ----------

BALANCE, MARCH 31, 1997                           $15,000,000    $1,126  $40,349,729  $(42,111,419)    $ (41,478)      $13,197,958
                                                  ===========    ======= ===========  ============     ==========      ===========

See accompanying notes to consolidated financial statements.


PAN AM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------

                                                              FOR THE THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              1997              1996
  Net loss                                                $(14,556,588)     $(1,026,944)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                              134,010           25,298
    Deferred compensation amortization                            --            166,752
    Deferred income taxes                                         --            155,421
    Amortization of prepaid rent                                  --             28,582
    Write-off of investment in affiliate                          --             17,000
    Changes in certain assets and liabilities:                    --               --
      Increase in notes and accounts receivables           (13,947,437)          (1,948)
      Increase in prepaid expenses and other assets           (383,117)            --
      Increase in accounts payable and deferred credits      2,564,859          551,116
      Increase in air traffic liability                      4,738,327             --
      Increase in accrued compensation                         123,450             --
      Increase in other accrued expenses                       829,316             --
                                                            ----------        ---------
           Net cash used in operating activities           (20,497,180)         (84,723)
                                                            ----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                       (11,227,806)            --
  Investment in affiliate                                         --            (18,000)
  Deposits                                                    (992,949)        (150,000)
                                                            ----------        ---------
           Net cash used in investing activities           (12,220,755)        (168,000)
                                                            ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in receivable from stockholder                      300,110             --
  Principal payments on long-term debt                            (707)            --
  Issuance of preferred stock, net                          14,420,000             --
  Issuance of common stock                                   1,374,390        3,500,000
  Stock subscriptions, warrants, and deposits               10,032,500        2,266,225
                                                            ----------        ---------
           Net cash provided by financing activities        26,126,293        5,766,225

NET (DECREASE) INCREASE IN CASH                             (6,591,642)       5,513,502

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                       15,005,669             --
                                                            ----------        ---------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                            $ 8,414,027      $ 5,513,502
                                                            ==========        =========

See accompanying notes to consolidated financial statements.

PAN AM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

    The accompanying consolidated financial statements of Pan Am Corporation and subsidiaries (the "Company" or "Pan Am") have been prepared in accordance with instructions for reporting interim financial information on Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, such financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

    The consolidated financial statements for the quarters ended March 31, 1997 and 1996 are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. Results for the three months ended March 31, 1997 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1997.

2.  AIRCRAFT LEASES

    As of March 31, 1997, Pan Am operated a total of four Airbus A300-B4 ("A300") aircraft under operating leases for terms of five years with annual lease payments totaling in the aggregate approximately $7.6 million. Under such leases, the Company pays monthly maintenance reserves to the lessor to cover all major engine and airframe overhauls on a flight hour usage basis. The ages of such A300 aircraft range from fourteen to eighteen years old, with the average age of such aircraft being 15.4 years. In addition, as of such date, Pan Am leased three B727 aircraft on a wet-lease (ACMI) basis from Nations Air Express, Inc., an unrelated third party airline operator, under short term lease commitments. On April 18, 1997, the Company exercised its option to cancel these agreements by giving the required notice of 30 days, effectively terminating the agreements on May 17, 1997. The Company has negotiated agreements to lease replacement aircraft from Carnival Air Lines, Inc. ("Carnival Air") under similar terms.

    In April 1997, Pan Am finalized a lease agreement with ING Lease on an additional A300 aircraft, the fourth aircraft to be leased from ING. The aircraft should begin revenue service in June 1997. Concurrent with this lease, the Company terminated its contract with First Security Bank dated September 27, 1996 for an A300 aircraft.

3.  COMMITMENTS AND CONTINGENCIES

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

4.  PREFERRED STOCK

    In March 1997, the Company authorized the issuance of 250,000 shares of a "Series A Convertible Preferred Stock" (the "Preferred Stock"). Each share of Preferred Stock has a stated value equal to $100 per share and a term of three years. Such Preferred Stock accumulates dividends at the rate per share
(as a percentage of stated value per share) equal to 8% per annum, payable in shares of Preferred Stock in arrears on the date that the Preferred Stock becomes convertible into shares of Common Stock. The Preferred Stock is convertible at the option of the holders thereof into shares of Common Stock (following the registration of such underlying shares of Common Stock) at the lesser of a fixed price (the "Fixed Price") or a floating price (the "Floating Price") (the Fixed Price and the Floating Price hereinafter collectively referred to as the "Conversion Price"). The Fixed Price is equal to $8.50 per share (subject to a reset option as described in the Articles of Amendment). The Floating Price is a discount to market beginning at 97%, with such discount increasing 1% per month until said discount reaches 80%. Each share of Preferred Stock is convertible into shares of Common Stock equal to the stated value per share divided by the lesser of the Fixed Price or Floating Price (the "Conversion Ratio"). Upon the expiration of the three year term, each share of Preferred Stock will be mandatorily converted into shares of Common Stock at such Conversion Ratio. Pan Am also has the option to redeem the Preferred Stock for a cash value equal to the value of the shares of Common Stock issuable upon conversion at 80% discount, plus the issuance of a warrant to purchase shares of Common Stock in an amount equal to the value of the Preferred Stock so redeemed, with an exercise price equal to the Fixed Price and a term expiring on March 18, 2000. In no event shall a holder of shares of Preferred Stock (or warrants) be entitled to receive shares of Common Stock to the extent that the sum of (a) the number of shares of Common Stock beneficially owned by the holder and (b) the number of shares of Common Stock issuable upon the conversion of the shares of Preferred Stock (or warrants) would result in beneficial ownership by the holder of more than 4.9% of the outstanding shares of Common Stock.

    The Preferred Stock ranks prior to all classes or series of equity securities of Pan Am, including Common Stock and, except as otherwise provided by law, the Preferred Stock has no voting rights. Upon any liquidation, dissolution or winding-up of the Company, the Holders shall be entitled to receive out of the assets of the Company, for each share of Preferred Stock, an amount equal to the stated value, plus an amount equal to the accrued but unpaid dividends per share, before any distribution or payment is made to the holders of any junior securities.

    As of March 31, 1997, the Company had issued 150,000 shares of the Preferred Stock, resulting in net proceeds of $14.4 million, of which $5.0 million in cash was received in March 1997 and the remainder was received in April 1997. In connection with the offering, 401,070 warrants were granted which are exercisable at $9.35 per common share.

    Concurrent with the completion of the Merger with Carnival Air, an additional $10 million of Preferred Stock will be issued.

5.  RELATED PARTY TRANSACTIONS

    In 1996, the Company issued 85,017 shares of common stock to a certain Stockholder in consideration for a certain note receivable and a route authority which had a combined estimated value of approximately $1.35 million. During the first quarter of 1997, the Company received $800,000 in cash and spare parts with an estimated value in excess of $500,000 from the stockholder in exchange for the note receivable and the issuance of an additional 297,419 shares of the Company's common stock.

    On March 31, 1997, the Company completed the purchase of an office complex pursuant to a closing agreement dated February 11, 1997, which will temporarily act as its corporate headquarters, from a major stockholder. The property consists of the leasehold interest in certain buildings and real property and approximately 18.0 acres of land. The transaction, valued at $10.4 million, was completed through the issuance of 1,294,625 warrants which are convertible into an equal number of shares of common stock of the Company upon the occurrence of certain events.

6.  MERGER AGREEMENT

    On March 20, 1997, the Company entered into a definitive agreement to merge with Carnival Air, a passenger airline headquartered in Fort Lauderdale, Florida. Carnival Air operates a fleet of 27 aircraft. The Company will exchange 9,523,810 shares of common stock for all outstanding common shares of Carnival. The merger is expected to be accounted for as a pooling-of-interests and close in the second quarter of 1997. There is no assurance that the merger with Carnival Air will be consummated.

7.  INVESTMENT IN AFFILIATE

    The Company's investment in affiliate, which is carried at its net realizable value, consists of a 30% interest in Chalks Air Bridge, Inc., which owns 100% of Flying Boat, Inc., a Delaware corporation. Flying Boat, Inc. is the owner and operator of Pan Am Air Bridge (f/k/a Chalks International Airlines), a historic seaplane airline operation. The Company has granted, without royalties or fees, a license to Flying Boat, Inc. to use the Pan Am trade name, subject to termination only upon the occurrence of specific events. In 1996, the Company loaned $50,000 to Flying Boat, Inc.

    On February 4, 1997 and May 2, 1997, the Company loaned an additional $89,583 and $190,000, respectively, to Flying Boat, Inc. The Company is currently negotiating to purchase the remaining 70% of Chalks Air Bridge, Inc.

8.  ACCOUNTING CHANGE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company will not have a material impact on earnings per share.

9.  SUBSEQUENT EVENTS

    In March 1997, the Company agreed with Dade County, Florida and various state and federal entities on a $7.3 million incentive package as an inducement to locate its corporate headquarters within the County. The Company received $5.0 million in cash in the form of a "bridge loan" from Dade County in April 1997.

    In April 1997, the Company reached an agreement to purchase one B727-200 aircraft and related spare parts from Carnival Air for approximately $5.0 million. On April 21, 1997, the Company paid to a third party $1.911 million on behalf of Carnival Air relative to this purchase agreement.

    In May 1997, the Company reached an agreement in principle for the sale of another series of the Company's preferred stock for expected net cash proceeds of approximately $14 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

    The Company began flight operations on September 26, 1996 with two leased A300 wide-body aircraft providing daily round trip flights between New York, New York and Miami, Florida and New York, New York and Los Angeles, California. The Company has continued to expand its operations and as of April 6, 1997, provides services to six destinations (including San Juan, Puerto Rico, Santo Domingo, Dominican Republic, and Chicago, Illinois) with 22 daily flights utilizing four leased A300 aircraft operated by Pan Am and three B727 aircraft wet-leased from a third party airline operator. From its inception until it commenced flight operations, the Company's activities were limited to start-up activities.

    The Company began scheduled flight operations as a development stage enterprise organized to operate a low-fare, full-service airline. As of December 31, 1996, the Company had emerged from a development stage company to that of a full service domestic airline.

RESULTS OF OPERATIONS

    Since the Company commenced airline operations on September 26, 1996, management does not believe that a discussion of the results for comparative prior year periods would be meaningful as it relates to the new operating entity. Consequently, the following is a summary of selected financial and operating data for the quarters ended March 31, 1997, and December 31, 1996, respectively, which management believes reflects the airline's performance for those periods of operations.

                                      QUARTER ENDED             QUARTER ENDED
                                      MARCH 31, 1997           DECEMBER 31, 1996
                                      --------------           -----------------
Operating Revenues                     $21,772,800                $10,242,900
Total Expenses                         $36,329,400                $24,980,500
Net Loss                               $14,556,600                $14,737,600

Revenue Passengers Carried                 190,967                     86,444
Revenue Passenger Miles (RPMs)         264,003,000                120,164,000
Available Seat Miles (ASMs)            393,302,000                256,922,000

Yield Per RPM                               8.1/cents/              8.3/cents/
Load Factor                                67.1%                   46.8%
Revenue Per ASM                            5.54/cents/             3.99/cents/
Cost Per ASM                               9.28/cents/             9.33/cents/

REVENUES

    GENERAL. Airline revenue is primarily a function of passenger load factors and fares charged by the airline. The passenger load factor represents the percentage of available seats occupied by revenue paying passengers and is calculated by dividing revenue passenger miles flown by total available seat miles. Revenue passenger miles are the total miles flown by revenue passengers during the period. Available seat miles are the product of total seats available for sale during the period multiplied by the total flight miles operated during the period.

    The Company anticipates that its business will follow the traditional seasonal trends of the domestic United States airline industry, with traffic and revenues typically higher during the winter, summer and late fall periods when business travel is supplemented by discretionary leisure travel.

    In addition to passenger revenue, the Company generates revenue from the shipment of general freight and mail. The Company also generates revenue from the sale of in-flight services such as liquor and movie head-sets.

    PASSENGER REVENUE. Passenger revenues totaled $21,479,054 for the three months ended March 31, 1997 compared to $10,063,971 for the three months ended December 31, 1996, or an increase of 113.4%. The number of revenue passengers carried was 190,967 for the three months ended March 31, 1997 compared to 86,444 for the three months ended December 31, 1996, or an increase of 120.9%. The Company had an average of 6 aircraft in service during the three months ended March 31, 1997 compared to an average of 3.2 aircraft during the three months ended December 31, 1996 for an increase in ASMs of 136,380,000 or 53.1%.

    Other revenues, consisting primarily of sales from freight and mail service and liquor sales and headset rentals, totaled $293,714 and $178,889 for the three months ended March 31, 1997 and December 31, 1996, respectively, representing 1.3% and 1.7% of total operating revenues, respectively.

OPERATING EXPENSES

    Operating expenses include those related to flying operations, such as aircraft fuel and rent, aircraft maintenance, ground handling and landing fees, advertising, wages and related costs, administrative costs, and depreciation and amortization. Total operating expenses for the three months ended March 31, 1997 were $36,567,869 as compared to $25,541,080 for the three months ended December 31, 1996.

    Aircraft fuel expense includes the direct product cost of fuel and associated taxes. Aircraft fuel costs of $5,968,189 for 7,777,563 gallons consumed resulting in an average fuel cost of 76.7/cent/ per gallon and represented 16.3% of total operating expenses for the three months ended March 31, 1997, as compared to $3,906,800 for 4,681,684 gallons consumed resulting in an average fuel cost of 83.5/cent/ per gallon and represented 15.3% of total operating expenses for the three months ended December 31, 1996. Fuel prices are subject to change weekly as the Company does not maintain inventories of its own. In addition, fuel prices may be volatile subject to demand based upon a number of factors outside the control of the Company. Any increase in the price of fuel which could not be offset through increased fares could have a material adverse impact upon the financial results of the Company.

    Aircraft rentals totaling $5,975,231, or 16.3% of total operating expenses for the three months ended March 31, 1997, as compared to $2,195,700 or 8.6% of total operating expenses for the three months ended December 31, 1996, include lease payments relating to A300 aircraft operated by the Company and the wet-leasing of B727 aircraft operated by third parties. The wet-leasing arrangement was necessary as a result of the delayed delivery of the Company's planned additional A300 aircraft. The wet-leasing of aircraft results in higher expenses to the Company than operations of its own aircraft;

accordingly, the financial results for the quarter have been negatively impacted by these increased operating costs. Due to the late delivery of leased aircraft to the Company, the Company anticipates the continued wet-leasing of a number of aircraft through the first half of 1997.

    Wages, salaries and related costs totaling $3,862,625 represented 10.6% of total operating expenses for the three months ended March 31, 1997, as compared to $4,257,000 representing 16.7% of total operating expenses for the three months ended December 31, 1996. The majority of employees are salaried, including pilots and flight attendants. As crew utilization increases with the addition of A300 aircraft, the direct operating cost per block hour should decrease as a result of this salary structure. There were 514 employees as of March 31, 1997, an increase of 32% over the December 31, 1996 base.

    Maintenance reserves, material and repairs totaling $3,798,305, representing 10.4% of total operating expenses for the three months ended March 31, 1997, as compared to $3,276,100, representing 12.8% of total operating expenses for the three months ended December 31, 1996, are comprised substantially of airframe and engine overhaul reserves which are paid to the lessors of the A300 aircraft.

    Ground handling and landing fees amounting to $2,613,383, or 7.1% of total operating expenses for the three months ended March 31, 1997, as compared to $2,041,300 or 8.0% of total operating expenses for the three months ended December 31, 1996, primarily relate to passenger handling costs, including ticket counter, boarding gate and baggage loading. Landing fees are principally based upon the number of aircraft departures.

    Advertising amounted to $2,380,572, or 6.5% of total operating expenses for the three months ended March 31, 1997, as compared to $2,264,600 or 8.9% of total operating expenses for the three months ended December 31, 1996. The 1997 costs relate to promoting the commencement of service and expansion into two new markets, Chicago Midway Airport on March 1, 1997 and Santo Domingo, Dominican Republic on April 6, 1997.

    All other operating costs totaling $11,969,564, or 32.7% of total operating expenses for the three months ended March 31, 1997, as compared to $7,599,600, or 29.8% of total operating expenses for the three months ended December 31, 1996, are of a nature normally incurred by an airline and are typical within the industry, such as reservations and sales expenses, passenger meals, traffic commissions, insurance, professional and technical fees, and facilities rent.

LIQUIDITY AND CAPITAL RESOURCES

    Since the commencement of its airline operations, the Company has incurred substantial losses amounting to $42.1 million through March 31, 1997.
During the first quarter of 1997, the Company experienced operating losses amounting to $14.6 million. Management believes the principal demand on the Company's resources from these losses resulted primarily from the following factors: (1) the expected losses associated with flying operations during the first quarter with a limited fleet of aircraft and need to establish the Company's presence in the markets served; (2) a low level of advance bookings at the beginning of the first quarter which caused the Company to use lower yielding promotional fares to build traffic; and (3) the delinquent delivery of A300 aircraft which caused the Company to cover its pre-committed schedule with wet-leased aircraft from third party airline operators at operating costs greater than had the Company been able to operate such service on its own behalf. Aircraft deliveries continue to hamper operations, and the Company anticipates that it will be required to wet lease aircraft through the first half of 1997.

    During the first quarter of 1997, net cash utilized by operating activities was approximately $11.1 million as compared to approximately $6.5 million for the three months ended December 31, 1996. Cash has continued to deteriorate, declining to $8.4 million in cash and cash equivalents at March 31, 1997, compared to $15.0 million at December 31, 1996. The Company had working capital of $8.5 million on March 31, 1997. Working capital at December 31, 1996, totaled $7.9 million.

    Subsequent to March 31, 1997, the Company has continued to experience substantial operating losses. Due to short-term liquidity requirements, the Company has arranged for additional sources of capital as follows: (i) in March 1997, the Company completed the sale of a new series of convertible preferred stock for net cash proceeds of approximately $14.4 million, of which $5.0 million in cash was received in March 1997 and the balance was received in April 1997; (ii) in March 1997, the Company agreed with Dade County, Florida and various state and federal entities on a $7.3 million incentive package as an inducement to locate its corporate headquarters within the County; the Company received $5.0 million in cash in the form of a "bridge loan" from Dade County in April 1997; and (iii) in May 1997, the Company reached an agreement in principle for the sale of additional convertible preferred stock for expected net cash proceeds of approximately $14 million.

    The Company's principal investing activity during the first quarter of fiscal 1997 was the purchase of the Doral property for $10.4 million through the issuance of common stock warrants.

    The Company's principal financing activities during the first quarter of 1997 were: (a) completed the sale of a new series of convertible preferred stock for $25 million with net cash proceeds of $14.4 million received through April 1997 with the balance of $10 million to be provided upon the closing of the Carnival Air merger; (b) the issuance of 1,294,625 warrants for the Company's common stock valued at $10,357,000 used for the purchase of its Doral property; (c ) the issuance of 297,419 shares of the Company's common stock valued at $1.05 million in exchange for cash and aircraft parts; and (d) the issuance of 45,000 shares of the Company's common stock valued at $324,500 in satisfaction of a debt to a certain vendor.

    Since the inception of the Company's flight operations on September 26, 1996, it has not generated sufficient liquidity from operations to sustain its working capital needs. The continuance of the Company's operations is dependent, among other things, upon obtaining sufficient additional financing to fulfill its cash flow requirements, growth in the Company's revenue base and, ultimately, the attainment of sustained profitable operations. Management has been and continues to take action that it believes will reduce its operating losses, including the following measures: (1) renegotiation of economic terms under its wet lease agreements; (2) continued refinement of purchasing strategies to reduce the unit cost of its larger operating expenditures such as fuel, insurance, support services and passenger services; (3) additional refinement of the Company's yield management system to improve revenue; and (4) continued service expansion combined with the Carnival Air merger to provide added economies of scale to the Company's fixed operating expense base. Although management has undertaken action designed to meet these requirements as discussed above, no assurance can be made that such objectives will be met or achieved by the Company.

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

    In the event that the Merger with Carnival Air is consummated, Pan Am will require additional capital to fund both its operating losses and the significant operating losses of Carnival Air. Carnival Air has experienced significant losses in its last fiscal year and expects such losses to continue for the foreseeable future. Carnival Air's losses have created an immediate liquidity problem for the airline and it has been forced to defer payments on aircraft leases, aircraft and engine overhauls and other operating expenditures. Carnival Air's trade payables at April 30, 1997 are estimated at $50 million, of which, approximately $10 to $15 million could be considered past due. Carnival Air does not believe that it can effectively manage its debts beyond their existing levels. Accordingly, Carnival Air will require external financing to fund its current and future operating losses. There is no assurance that Pan Am's funds will be sufficient to fund the combined operating losses of Pan Am and Carnival Air and Pan Am will likely be required to seek additional sources of capital to fund these losses. As contemplated in the Merger, the primary shareholder of Carnival Air is required to contribute $30.0 million in cash to Carnival Air, which will be used to retire an existing line of credit which is guaranteed by such shareholder. Pan Am will seek to renegotiate or replace the credit facility with a view to making available additional proceeds for general operating purposes. Further, Pan Am is currently in negotiations with certain institutions to provide substantial financing for the combined companies to fund operations in the near term and to assist towards achieving profitable operations. However, at this juncture, no assurances can be given that any additional financing, if available, will be sufficient to cover the liquidity needs of the combined operations. To the extent such capital is not available, Pan Am will be forced to reduce or discontinue some or all of its combined operations with Carnival Air. Although the Carnival Air Merger will put significant financial pressure on the Company, Pan Am's management believes that certain cost benefits, synergies and enhanced revenues, particularly branding the operations with the Pan Am name, will result from this Merger and the combined companies' operating performance will improve. No assurance can be made that such benefits, synergies or enhanced revenues will result following the Merger.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

    Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive and other factors affecting the Company's operations, markets, expansion strategies, available financing, and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Acrual results could differ materially from the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

SUBSEQUENT EVENTS

    In April 1997, the Company reached an agreement to purchase one B727-200 aircraft and related spare parts from Carnival Air for approximately $5.0 million. On April 21, 1997, the Company paid to a third party $1.911 million on behalf of Carnival Air relative to this purchase agreement.

    In April 1997, Pan Am finalized a lease agreement with ING Lease on an additional A300 aircraft, the fourth aircraft to be leased from ING. The aircraft should begin revenue service in June 1997. Concurrent with this lease, the Company terminated the contract with First Security Bank dated September 27, 1996 for an A300 aircraft.

     In May 1997, the Company reached an agreement in principle for the sale of another series of the Company's preferred stock for expected net cash proceeds of approximately $14 million.

                                     PART II

ITEM 1.    LEGAL PROCEEDINGS

           Pan Am is presently involved in litigation in the United States District Court, Southern District of New York, with Eclipse Holdings, Inc. ("Eclipse"). Such litigation commenced on April 20, 1995 and is captioned: PAN AMERICAN WORLD AIRWAYS, INC. V. ECLIPSE HOLDINGS, INC., DAVID LOCKWOOD, DAVID SCOTT AND RICHARD BARTEL, 95 Civ 2763
           (LMM). Eclipse had initially submitted the winning bid in bankruptcy court to purchase the Pan Am Intellectual Property, but was unable to secure financing for its bid and subsequently assigned its rights to purchase the Pan Am Intellectual Property to Pan Am. Pan Am has an action against Eclipse seeking to compel Eclipse to execute and deliver the assignment documentation in order to register the Pan Am Intellectual Property in certain foreign countries. Pursuant to such action, Eclipse was compelled to execute such assignment documentation. Eclipse has appealed such order. Additionally, Eclipse has filed an action against Pan Am challenging Pan Am's ownership of the Pan Am Intellectual Property. Management believes the suit will be resolved in Pan Am's favor. However, the loss by Pan Am of the Pan Am Intellectual Property would have a material adverse effect on Pan Am.


ITEM 2.    CHANGES IN SECURITIES

           In March 1997, the Company authorized the issuance of 250,000 shares of a "Series A Convertible Preferred Stock". As of March 31, 1997, the Company had issued 150,000 shares of the Preferred Stock. See
           Exhibit 3.1 for a description of the terms of the Preferred Stock.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None to be reported.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8K

         (a)    Documents filed with this report:

                 1. Financial Statements. The financial statements filed as a part of this report are listed in Item 1, "Financial Statements and Supplementary Data," herein.

                 2. Financial Statement Schedules. There are no financial statement schedules filed as part of this report, since the required information is included in the financial statements, including notes thereto, or the circumstances requiring inclusion of such schedules are not present.

                 3. Exhibits. The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K. As used in the list of Exhibits below, "Registrant" refers to the Company.

                                  EXHIBIT INDEX

         EXHIBIT
            NO.                         DESCRIPTION OF  EXHIBIT

           3.1 Articles of Amendment to the Articles of Incorporation of Pan Am

          10.1 Lease Agreement relating to Aircraft A300-B4-203 #259 between EAL (DELAWARE) VIII Corp., as Lessor, and Pan American World Airways, Inc., as Lessee

          27              Financial Data Schedule

         (a)    Current reports on Form 8-K:

                The Company has not filed any reports on Form 8-K for the quarter ended March 31, 1997.

    In accordance with the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PAN AM CORPORATION

Date:  May 15, 1997                         By: /s/JOHN J. OGILBY, JR.
                                                ------------------------------
                                                John J. Ogilby, Jr., Chief
                                                  Financial Officer and General
                                                  Counsel (Principal Financial
                                                  Officer)

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT
-------


 3.1           Articles of Amendment of the Articles of Incorporation of Pan Am

10.1 Lease Agreement relating to Aircraft A300-B4-203 #259 between EAL (DELAWARE) VIII Corp., as Lessor, and Pan American World Airways, Inc., as Lessee

27             Financial Data Schedule