Form 10-Q
period 1997-06-30
PAN AM CORP /FL/
filed 1997-08-14
CIK 916844

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1997

                           Commission File No. 0-23444

                               PAN AM CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      FLORIDA                             65-0450311
         ---------------------------------------------------------------
         (State of other jurisdiction of                (IRS Employer
          incorporation of organization)             Identification No.)

                 9300 N.W. 36TH STREET, MIAMI, FLORIDA 33178
                 -------------------------------------------
                   (Address of principal executive offices)

                                (305) 873-3000
                                --------------
             (Registrant's telephone number, including area code)

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

As of August 1, 1997, the Company had a total of 11,412,610 shares of Common Stock, par value $.0001 per share outstanding.

As of August 1, 1997, the Company had 150,000 shares of Series A Convertible Preferred Stock and 185,000 shares of Series B Convertible Preferred Stock, par value $.0001 per share outstanding.

                               PAN AM CORPORATION

                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 1997

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

Item 1. Financial Statements

        Consolidated Balance Sheets as of June 30, 1997 and
        December 31, 1996................................................  3

        Consolidated Statements of Operations for the three months ended
        June 30, 1997 and 1996...........................................  4

        Consolidated Statements of Operations for the six months ended
        June 30, 1997 and 1996...........................................  5

        Consolidated Statement of Stockholders' Equity for the six months ended June 30, 1997..............................................  6

        Consolidated Statements of Cash Flows for the six months ended
        June 30, 1997 and 1996...........................................  7

        Notes to the Consolidated Financial Statements...................  8-13

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................  14-20

PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................  21

Item 2. Changes in Securities............................................  21

Item 4. Submission of Matters to a Vote of Security Holders..............  21

Item 6. Exhibits and Reports on Form 8-K.................................  22

Signature................................................................  23

PAN AM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------
                                                                         JUNE 30,        DECEMBER 31,
                                                                           1997              1996
                                                                       ------------      ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                            $ 19,111,339      $ 15,005,669
  Trade accounts receivables, principally traffic                        11,339,923         2,930,723
  Notes and other receivables                                             1,603,995           302,345
  Expendable aircraft parts                                                 261,787           261,787
  Prepaid expenses and other assets                                       3,834,393         1,623,317
                                                                       ------------      ------------

           Total current assets                                          36,151,437        20,123,841

PROPERTY - Net                                                           13,651,149         2,066,308

OTHER ASSETS:
  Intangible assets (net of accumulated amortization
   of $179,637 and $147,103)                                              1,786,615         1,609,149
  Deposits                                                                4,081,440         2,745,352
  Leasehold interest  (net of accumulated amortization of $58,500)        4,384,932
                                                                       ------------      ------------

TOTAL                                                                  $ 60,055,573      $ 26,544,650
                                                                       ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                     $ 13,206,207      $  7,084,751
  Air traffic liability                                                  14,596,096         4,164,313
  Accrued compensation                                                      491,580           243,900
  Deferred income taxes                                                     155,421           155,421
  Other accrued expenses                                                  2,619,050           612,602
  Current portion of long-term debt                                           3,108             2,949
                                                                       ------------      ------------

           Total current liabilities                                     31,071,462        12,263,936
                                                                       ------------      ------------

Long-term debt less current maturities                                        9,000            10,593

Deferred aircraft lease obligations                                       3,280,693         1,664,693

Dade County Bridge Loan (Note 9)                                          5,000,000

Stock subscriptions and warrants (Note 4)                                10,977,881           945,381

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $100 stated value, $.0001 par value, 500,000 authorized, 285,000 shares issued and
     outstanding (Note 3)                                                28,500,000
  Common stock, $.0001 par value, 100,000,000 shares
     authorized,11,412,610 shares and 10,920,191 shares
     issued and outstanding                                                   1,141             1,092
  Capital surplus                                                        40,424,714        39,555,374
  Accumulated deficit                                                   (59,167,840)      (27,554,831)
  Receivables from officers and stockholders (11,750 shares)                (41,478)         (341,588)
                                                                       ------------      ------------

           Total stockholders' equity                                     9,716,537        11,660,047
                                                                       ------------      ------------

TOTAL                                                                  $ 60,055,573      $ 26,544,650
                                                                       ============      ============

          See accompanying notes to consolidated financial statements.

PAN AM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------
                                                    FOR THE THREE MONTHS ENDED
                                                             JUNE 30,
                                                  -----------------------------
                                                       1997             1996
                                                  ------------      -----------
REVENUES:
  Passenger                                       $ 28,666,841
  Cargo and mail                                       371,968
  Other income                                         471,853      $    19,859
                                                  ------------      -----------

           Total revenues                           29,510,662           19,859
                                                  ------------      -----------
EXPENSES:
  Aircraft fuel and oil                              7,409,110
  Aircraft rentals                                   6,766,442
  Aircraft maintenance reserves,
     materials and repairs                           5,772,351
  Wages and related costs                            5,106,384        1,270,716
  Ground handling and landing fees                   3,757,071
  Facilities and other rents                         2,987,586          192,860
  Reservations and sales                             2,569,565
  Advertising                                        1,652,345          189,080
  Passenger food expense                             1,979,915
  Traffic commissions                                1,877,858
  Professional and technical                         1,451,096          848,988
  Insurance                                            975,920
  Materials and supplies - other                       963,864          155,655
  Personnel expenses                                   924,053          256,609
  Communications                                       103,807
  Depreciation and amortization                        258,081           53,015
  Other                                              2,322,150          357,961
                                                  ------------      -----------

           Total expenses                           46,877,598        3,324,884
                                                  ------------      -----------

OPERATING LOSS                                     (17,366,936)      (3,305,025)

NON-OPERATING
  INCOME (EXPENSES):
  Interest income                                      341,140          223,885
  Other                                                (30,625)          (2,392)
                                                  ------------      -----------

           Total non-operating income                  310,515          221,493
                                                  ------------      -----------

NET LOSS                                          $(17,056,421)     $(3,083,532)
                                                  ============      ===========

NET LOSS PER SHARE                                $      (1.54)     $     (0.41)
                                                  ============      ===========
WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES
  OUTSTANDING                                       11,333,489        7,561,191
                                                  ============      ===========

See accompanying notes to consolidated financial statements.

PAN AM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                     FOR THE SIX MONTHS ENDED
                                                             JUNE 30,
                                                  -----------------------------
                                                       1997             1996
                                                  ------------      -----------

REVENUES:
  Passenger                                       $ 50,145,895
  Cargo and mail                                       501,675
  Other income                                         635,859      $    19,869
                                                  ------------      -----------

           Total revenues                           51,283,429           19,869
                                                  ------------      -----------
EXPENSES:
  Aircraft fuel and oil                             13,377,299
  Aircraft rentals                                  12,741,673
  Aircraft maintenance reserves,
     materials and repairs                           9,570,656
  Wages and related costs                            8,969,009        1,549,480
  Ground handling and landing fees                   6,370,454
  Facilities and other rents                         4,646,407          192,860
  Reservations and sales                             4,232,430
  Advertising                                        4,032,917          339,437
  Passenger food expense                             3,589,189
  Traffic commissions                                3,234,423
  Professional and technical                         3,076,817        1,193,009
  Insurance                                          1,732,912
  Materials and supplies - other                     1,692,916          155,655
  Personnel expenses                                 1,498,199          294,952
  Communications                                       245,850
  Depreciation and amortization                        392,091           78,313
  Other                                              4,042,225          421,039
                                                  ------------      -----------

           Total expenses                           83,445,467        4,224,745
                                                  ------------      -----------

OPERATING LOSS                                     (32,162,038)      (4,204,876)
                                                  ------------      -----------
NON-OPERATING
  INCOME (EXPENSES):
  Interest income                                      528,940          234,213
  Write-down of investment                                              (17,000)
  Other                                                 20,089           32,608
                                                  ------------      -----------

           Total non-operating income                  549,029          249,821
                                                  ------------      -----------
LOSS BEFORE DEFERRED
  INCOME TAX PROVISION                             (31,613,009)      (3,955,055)

DEFERRED INCOME
  TAX PROVISION                                           --           (155,421)
                                                  ------------      -----------

NET LOSS                                          $(31,613,009)     $(4,110,476)
                                                  ============      ===========

NET LOSS PER SHARE                                $      (2.87)     $     (0.86)
                                                  ============      ===========
WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES
  OUTSTANDING                                       11,143,796        4,758,971
                                                  ============      ===========

See accompanying notes to consolidated financial statements.

PAN AM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 1997 (UNAUDITED)
--------------------------------------------------------------------------------
                                                                                                      RECEIVABLES
                                    PREFERRED        COMMON         CAPITAL         ACCUMULATED      FROM OFFICERS
                                      STOCK           STOCK         SURPLUS           DEFICIT       AND STOCKHOLDERS     TOTAL
                                   ------------      ------      ------------      ------------     ----------------  -----------
BALANCE, DECEMBER 31, 1996                           $1,092      $ 39,555,374      $(27,554,831)     $   (341,588)    $11,660,047

Issuance of 45,000 shares for
  stock subscription                                      4           324,496                                             324,500

Settlement of Stockholder Note
  (Note 4)                                                                                                300,110         300,110

Issuance of 297,419 shares in
   settlement of stockholder
   contribution (Note 4)                                 30         1,049,859                                           1,049,889

Issuance of 150,000 shares
   (Note 3)                        $ 15,000,000                      (580,000)                                         14,420,000

Issuance of 135,000 shares
   (Note 3)                          13,500,000                      (675,000)                                         12,825,000

Issuance of 150,000 shares for
   warrants (Note 4)                                     15           749,985                                             750,000

Net loss for the six months
   ended June 30, 1997                                                              (31,613,009)                      (31,613,009)
                                   ------------      ------      ------------      ------------      ------------     -----------

BALANCE, JUNE 30, 1997             $ 28,500,000      $1,141      $ 40,424,714      $(59,167,840)     $    (41,478)    $ 9,716,537
                                   ============      ======      ============      ============      ============     ===========


See accompanying notes to consolidated financial statements.

PAN AM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                   FOR THE SIX MONTHS ENDED
                                                                          JUNE 30,
                                                               -------------------------------
                                                                   1997               1996
                                                               -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                  $(31,613,009)     $ (4,110,476)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
       Depreciation and amortization                                489,313            78,313
       Deferred compensation amortization                              --             667,008
       Deferred income taxes                                           --             155,421
       Amortization of prepaid rent                                    --             160,773
       Write-off of investment in affiliate                            --              17,000
       Changes in certain assets and liabilities:
         Increase in notes and accounts receivables              (9,710,850)          (85,515)
         Increase in prepaid expenses and other assets           (2,211,076)         (255,513)
         Increase in accounts payable and deferred credits        7,737,456         1,186,131
         Increase in air traffic liability                       10,431,782              --
         Increase in accrued compensation                           247,680              --
         Increase in other accrued expenses                       2,006,447              --
                                                               ------------      ------------
              Net cash used in operating activities             (22,622,257)       (2,186,858)
                                                               ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                          (6,394,051)         (252,206)
     Acquisition of airline designator code                        (210,000)             --
     Investment in affiliate                                           --             (18,000)
     Deposits                                                    (1,336,088)         (356,350)
                                                               ------------      ------------

              Net cash used in investing activities              (7,940,139)         (626,556)
                                                               ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in receivable from stockholder                        300,110              --
     Proceeds from Dade County bridge loan                        5,000,000              --
     Principal payments on long-term debt                            (1,434)             --
     Issuance of preferred stock, net                            27,245,000              --
     Issuance of common stock                                     2,124,389        22,126,446
                                                               ------------      ------------

              Net cash provided by financing activities          34,668,065        22,126,446
                                                               ------------      ------------

NET INCREASE IN CASH                                              4,105,669        19,313,032

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                           15,005,669              --
                                                               ------------      ------------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                               $ 19,111,338      $ 19,313,032
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

      The consolidated financial statements for the six and three months ended June 30, 1997 and 1996 are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for such periods. Results for the six months ended June 30, 1997 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1997.

2.    AIRCRAFT LEASES

      As of June 30, 1997, Pan Am operated a total of five Airbus A300-B4 ("A300") aircraft under operating leases for terms of five years for four aircraft and six years for one aircraft with minimum annual lease payments totaling in the aggregate approximately $7.5 million. Under such leases, the Company pays monthly maintenance reserves to the lessors to cover all major engine and airframe overhauls on a flight hour usage basis, which amounted to $5.3 million and $3.3 million for the six and three months ended June 30, 1997, respectively.

      The ages of such A300 aircraft range from fourteen to fifteen years old, with the average age of such aircraft being 14.5 years. In addition, Pan Am leased three B727 aircraft on a wet-lease (ACMI) basis from Nations Air Express, Inc., an unrelated third party airline operator, under short term lease commitments. On April 18, 1997, the Company exercised its right to cancel these agreements by giving the required notice of 30 days, effectively terminating the agreements on May 17, 1997. The Company negotiated agreements to wet lease replacement aircraft from Carnival Air Lines, Inc. ("Carnival Air") under similar terms.

3.    PREFERRED STOCK

      A. SERIES A

      In March 1997, the Company authorized the issuance of 250,000 shares of a Series A Convertible Preferred Stock. Each share of Series A Preferred Stock has a stated value equal to $100 per share and a term of three years. Each share of Series A Preferred Stock accumulates dividends at the rate per share (as a percentage of stated value per share) equal to 8% per annum, payable in shares of Series A Preferred Stock in arrears on the date that the Series A Preferred Stock becomes convertible into shares of Common Stock. The Series A Preferred Stock is convertible at the option of the holders thereof into shares of Common Stock (following the registration of such underlying shares of Common Stock) at the lesser of a fixed price (the "Series A Fixed Price") or a floating price (the "Series A Floating Price") (the Series A Fixed Price or the Series A Floating Price is sometimes hereinafter referred to as the "Series A Conversion Price"). The Series A Fixed Price is equal to $8.50 per share (subject to a reset option as described in the Articles of Amendment). The Series A Floating Price is a discount to market beginning at 97%, with such discount increasing 1% per month until said discount reaches 80%. Each share of Series A Preferred Stock is convertible into shares of Common Stock equal to the stated value per share divided by the applicable Series A Conversion Price (the "Series A Conversion Ratio"). Upon the expiration of the three year term, each share of Series A Preferred Stock will be mandatorily converted into shares of Common Stock at such Series A Conversion Ratio. Pan Am also has the option to redeem the Series A Preferred Stock for a cash value equal to the value of the shares of Common Stock issuable upon conversion at 80% discount, plus the issuance of a warrant to purchase shares of Common Stock in an amount equal to the value of the Series A Preferred Stock so redeemed, with an exercise price equal to the Series A Fixed Price and a term expiring on March 18, 2000. The Series A Preferred Stock is subject to a performance adjustment in favor of the Company to the Series A Fixed Price if the Common Stock increases by greater than 40%. In no event shall a holder of shares of Series A Preferred Stock (or warrants) be entitled to receive shares of Common Stock to the extent that the sum of (a) the number of shares of Common Stock beneficially owned by the holder and (b) the number of shares of Common Stock issuable upon the conversion of the shares of Series A Preferred Stock (or warrants) would result in beneficial ownership by the holder of more than 4.9% of the outstanding shares of Common Stock.

      The Series A Preferred Stock ranks prior to all classes or series of equity securities of Pan Am, including Common Stock and, except as otherwise provided by law, the Series A Preferred Stock has no voting rights. Upon any liquidation, dissolution or winding-up of the Company, the Series A Holders shall be entitled to receive out of the assets of the Company, for each share of Series A Preferred Stock, an amount equal to the stated value, plus an amount equal to the accrued but unpaid dividends per share, before any distribution or payment is made to the holders of any junior securities. The Series A Preferred Stock has full priority over the Series B Preferred Stock in the event of liquidation of the Company.

      As of June 30, 1997, the Company has issued 150,000 shares of the Series A Preferred Stock, resulting in net proceeds of $14.4 million. In connection with the offering, 401,070 warrants were granted which are exercisable at $9.35 per common share.

      Concurrent with the completion of the Merger with Carnival Air, it is anticipated that the remaining $10 million of Series A Preferred Stock will be issued.

      B. SERIES B

      In May 1997, the Company authorized the issuance of 250,000 shares of a Series B Convertible Preferred Stock. Each share of Series B Preferred Stock has a stated value equal to $100 per share and a term of three years. Holders of Series B Preferred Stock are entitled to cumulative dividends at a rate per share (as a percentage of stated value per share) equal to 7.25% per annum payable in shares of Common Stock in arrears, the number of shares of which are determined by dividing the aggregate cash value of such dividends payable by the closing bid price per share of Common Stock on the day prior to the date on which the Series B Holder specifies that a Series B conversion into shares of Common Stock is to be effected. For nine months following the date that the Series B Preferred Stock is first issued (the "Series B Issuance Date"), the Series B Preferred Stock is convertible at the option of the holders thereof into shares of Common Stock (following the registration of such underlying shares of Common Stock) at a fixed price (the "Series B Fixed Price"); thereafter, the Series B Preferred Stock is convertible at the lesser of the Series B Fixed Price or a floating price (the "Series B Floating Price") (the Series B Fixed Price or the Series B Floating Price, whichever applicable, is sometimes hereinafter referred to as the "Series B Conversion Price"). The Series B Fixed Price is equal to $8.39. The Series B Floating Price is a discount to market beginning at 97%, with such discount increasing 1.5% per month until said discount reaches 80%. Each share of Series B Preferred Stock is convertible into shares of Common Stock equal to the stated value per share divided by the applicable Series B Conversion Price (the "Series B Conversion Ratio"). Upon the expiration of the three year term, each share of Series B Preferred Stock will be mandatorily converted into shares of Common Stock at such Series B Conversion Ratio. Pan Am also has the option to redeem the Series B Preferred Stock for (i) a cash value equal to the value of the shares of Common Stock issuable upon conversion at such 80% discount, (ii) a cash value equal to all accrued dividends payable and (iii) the issuance of a warrant to purchase shares of Common Stock in an amount equal to the value of the Series B Preferred Stock so redeemed, with an exercise price equal to the Series B Fixed Price and a term expiring on May 15, 2000. The Company has the option to convert the Series B Preferred Stock into shares of Common Stock at any time at the lesser of the Series B Fixed Price, or the Series B Floating Price with the 80% discount. The Company will not require such conversion if such conversion will cause a Series B Holder to either own more than 4.9% of the shares of Common Stock or file a Schedule 13D or Schedule 13G under the Exchange Act.

      The Series B Preferred Stock ranks prior to all classes or series of equity securities of Pan Am, including Common Stock, except for the Series A Preferred Stock, and, except as otherwise provided by law, the Series B Preferred Stock has no voting rights. Upon any liquidation, dissolution or winding-up of the Company, the Series B Holders shall be entitled to receive out of the assets of the Company, for each share of Series B Preferred Stock, an amount equal to the stated value, plus an amount equal to the accrued but unpaid dividends per share, before any distribution or payment is made to the holders of any junior securities.

      As of June 30, 1997, the Company had issued 135,000 shares of the Series B Preferred Stock, resulting in net proceeds of $12.8 million. In connection with the offering, 278,924 warrants were granted which are exercisable at $9.23 per common share.

      In July 1997, the Company completed the sale of an additional 50,000 shares of Series B Preferred Stock, resulting in gross proceeds of $5.0 million and net proceeds of approximately $4.75 million, to the Company. In connection with this sale, 103,305 warrants were granted which are exercisable at $9.23 per common share.

4.    RELATED PARTY TRANSACTIONS

      In 1996, the Company issued shares of common stock to a certain stockholder pursuant to the terms of a Contribution Agreement, whereby the stockholder contributed its interest in a promissory note with a face value of $1.35 million (the "Lifeco Note") to the Company. At the time of the contribution of the Lifeco Note, the stockholder could not state with certainty that the Company actually would recover the full $1.35 million. Consequently, the stockholder initially accepted a reduced value of $300,000 (the "Estimated Value") reflected by receipt of 85,017 shares of common stock in exchange for the Lifeco Note (representing a value of $3.53 per share). It was further agreed, that if the Company received value which exceeded the Estimated Value, the stockholder would be entitled to additional shares of common stock at the $3.53 per share valuation. In early 1997, the full collection of the Lifeco Note by the stockholder became reasonably certain. Accordingly, the Company received full value for the Lifeco Note from the stockholder, and in turn, issued shares of common stock at the agreed upon price of $3.53 per share. The Company received $800,000 in cash and spare parts with an estimated value in excess of $550,000 from the stockholder in exchange for the issuance of an additional 297,419 shares of the Company's common stock.

      On March 31, 1997, the Company completed the purchase of an office complex and related office equipment pursuant to a closing agreement dated February 11, 1997, which will temporarily act as its corporate headquarters, from a certain stockholder. The property consists of the leasehold interest in certain buildings and real property and approximately 18.0 acres of land, valued at $4.44 million and $5.85 million, respectively. The total transaction, valued at $10.4 million (which also includes tangible personal property valued at $110,000), was completed through the issuance of 1,294,625 warrants which are convertible into an equal number of shares of common stock of the Company upon the occurrence of certain events. This transaction was a non-cash financing and investing activity.

      In April 1997, the Company purchased from Carnival Air one Boeing 727-200 aircraft and selected A300 aircraft parts for $5.0 million in cash. Carnival Air has subsequently leased back the aircraft on a short-term basis for monthly lease rent of $30,625 plus overhaul reserves at $347 per flight hour.

      On May 19, 1997, certain holders exercised warrants to purchase 150,000 shares of common stock at $5.00 per share, totaling $750,000.

      On June 1, 1997, Carnival Air began operating the Chicago Midway to Miami to San Juan flights with its own aircraft on a code-share arrangement with Pan Am whereby Pan Am agreed to a guaranteed seat purchase commitment. By June 30, 1997, the Company had arranged a marketing code-share on the remaining Carnival Air flights.

5.    MERGER AGREEMENT

      On March 20, 1997, the Company entered into a definitive agreement, as amended July 8, 1997 and July 9, 1997, to merge with Carnival Air, a passenger airline headquartered in Fort Lauderdale, Florida. Carnival Air presently operates a fleet of 21 aircraft. The Company will exchange 9,523,810 shares of common stock for all outstanding common shares of Carnival Air. There is no assurance that the merger with Carnival Air will be consummated.

      The Company has filed with the Securities and Exchange Commission, on a confidential basis, preliminary annual meeting proxy materials and has scheduled a shareholder vote on the Merger at that meeting. The shareholders meeting is expected to be held in early September 1997.

6.    INVESTMENT IN AFFILIATE

      The Company's investment in affiliate, which is carried at its net realizable value, consists of a 30% interest in Chalk's Air Bridge, Inc., which owns 100% of Flying Boat, Inc., a Delaware corporation. Flying Boat, Inc. is the owner and operator of Pan Am Air Bridge (f/k/a Chalks International Airlines), a historic seaplane airline operation. The Company has granted, without royalties or fees, a license to Flying Boat, Inc. to use the Pan Am trade name, subject to termination only upon the occurrence of specific events.

      Through June 30, 1997, the Company loaned $329,583 to Flying Boat, Inc.

7.    NEW ACCOUNTING PRONOUNCEMENTS

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

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure". The statement applies to all entities that have issued securities addressed by this statement and is effective for financial statements for periods ending after December 15, 1997. The statement establishes standards for disclosing information about an entity's capital structure requiring that an entity describe the pertinent rights and privileges of the various securities outstanding.

8.    SUBSEQUENT EVENTS

      A. On July 28, 1997, Carnival Air, as borrower, Pan Am and Mr. Micky Arison, as guarantors, and NationsBank, N.A., as Lender (the "Lender"), executed a Credit Agreement (the "NationsBank Credit Agreement") pursuant to which the Lender provides two revolving credit bridge facilities (each a "Facility" and collectively, the "NationsBank Facility") of up to an aggregate of $25 million for use by Carnival Air for working capital and general corporate purposes and for the repayment by Carnival Air of up to $5 million in existing bank debt. Each of the Facilities permits Carnival Air to borrow up to $12.5 million, with borrowings under such Facilities maturing one year after the date of closing, subject to certain repayment requirements. Further, there is no assurance that Carnival Air with or without the NationsBank Facility will generate sufficient cash to fund its operations and significant cash requirements or that, upon consummation of the Merger, Pan Am's management will be able to improve the results of operations of Carnival Air or effectuate a combination of the airlines which will operate on a profitable basis.

      Prior to the consummation of the Merger, Mr. Micky Arison, an affiliate of the principal shareholder of Carnival Air, will provide a guaranty of payment with respect to one of the Facilities ("Facility B"), and after the consummation of the Merger, this guaranty will be converted from a guaranty of payment to a guaranty of collection. Prior to the consummation of the Merger, Pan Am will provide a guaranty of collection of the other Facility ("Facility A" which will be binding on Pan Am whether or not the Merger is consummated). In the event that the Merger is consummated, Pan Am's guaranty of Facility A will be converted into a guaranty of payment of the entire NationsBank Facility. Carnival Air's obligations will be secured by all or substantially all of its assets. Pan Am's guaranty will be secured by a first priority lien on all or substantially all of its assets. Mr. Arison's guaranty will be secured by a pledge of certain securities beneficially owned by Mr. Arison.

      Pan Am will be required to issue to the Lender, as further consideration, warrants to purchase up to 550,000 shares of Pan Am Common Stock at an exercise price of $7.917 per share, exercisable over ten years with a staggered vesting schedule based on the funding of the NationsBank Facility. Further, Pan Am, Carnival Air and Mr. Arison entered into an agreement pursuant to which Carnival Air, prior to the Merger, and Pan Am after consummation of the Merger, will pay Mr. Arison a guaranty fee in an amount equal to the difference between the cost to the borrower of Facility A and Facility B, and certain additional amounts if the Merger is not consummated prior to August 31, 1997.

      On August 1, 1997, Carnival Air utilized $4.5 million of the availability under this Facility to repay the outstanding bank debt as previously discussed.

      B. Pan Am is currently engaged in discussions with one or more investment banking firms with respect to conducting an offering of up to $100,000,000 of its securities pursuant to Rule 144A promulgated under the Securities Act. Accordingly, such securities will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or the existence of an applicable exemption from such registration requirements. It is anticipated that such securities will be either a new series of convertible preferred stock or subordinated convertible debentures. It is further contemplated that all subscriptions for such securities would be received prior to the Merger and release of such funds and closing of such transaction would also be conditioned upon the consummation of the Merger. It is currently anticipated that the proceeds from such offering will be used to repay certain existing debt, the redemption of certain preferred stock and for general working capital purposes. There can be no assurances that any such offering will ever be consummated.

9.    BRIDGE LOAN

      In March 1997, the Company agreed with Dade County, Florida and various state and federal entities on a $7.3 million incentive package as an inducement to locate its corporate headquarters within the County. The Company received $5.0 million in cash in the form of a "bridge loan" from Dade County in April 1997.

10.   COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company began flight operations on September 26, 1996 with two leased A300 wide-body aircraft providing daily round trip flights between New York, New York and Miami, Florida and New York, New York and Los Angeles, California. The Company has continued to expand its operations and as of August 1, 1997, provides services to six destinations (including San Juan, Puerto Rico, Santo Domingo, Dominican Republic, and Chicago, Illinois) with 20 daily flights utilizing five leased A300 aircraft operated by Pan Am and other aircraft wet-leased from Carnival Air.

      The Company began scheduled flight operations as a development stage enterprise organized to operate a low-fare, full-service airline. In early 1997, the Company had transitioned from a development stage company to that of a full service scheduled airline.

      On June 1, 1997, Carnival Air began operating the Chicago Midway to Miami to San Juan flights with its own aircraft on a code-share arrangement with Pan Am whereby Pan Am agreed to a guaranteed seat purchase commitment. By June 30, 1997, the Company had arranged a marketing code-share on the remaining Carnival Air flights.

RESULTS OF OPERATIONS

      Since the Company commenced airline operations on September 26, 1996, management does not believe that a discussion of the results for comparative prior year periods would be meaningful as it relates to the new operating entity. Consequently, the following summary and discussion of selected financial and operating data for the quarters ended June 30, 1997, and March 31, 1997, respectively, and the six months ended June 30, 1997, which management believes reflects the airline's performance for those periods of operations.

      Since the commencement of its airline operations, the Company has incurred substantial losses amounting to $46.2 million through June 30, 1997.

                                SIX MONTHS ENDED   QUARTER ENDED   QUARTER ENDED
                                 JUNE 30, 1997     JUNE 30, 1997   MARCH 31, 1997
                                ----------------   -------------   --------------
Operating Revenues                 $51,283,400       $29,510,700     $21,772,800
Total Expenses                     $82,896,400       $46,567,100     $36,329,400
Net Loss                           $31,613,000       $17,056,400     $14,556,600

Revenue Passengers Carried             412,863           221,896         190,967
Revenue Passenger Miles (RPMs)     600,773,000       336,770,000     264,003,000
Available Seat Miles (ASMs)        963,703,000       570,401,000     393,302,000

Yield Per RPM                       8.3/cent/         8.5/cent/       8.1/cent/
Load Factor                           62.3%             59.0%           67.1%
Revenue Per ASM                    5.32/cent/        5.17/cent/       5.54/cent/
Cost Per ASM                       8.64/cent/        8.19/cent/       9.28/cent/

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

      The Company anticipates that its business will follow the traditional seasonal trends of the domestic United States airline industry for the markets it serves, with traffic and revenues typically higher during the winter, summer and late fall periods when business travel is supplemented by discretionary leisure travel.

      In addition to passenger revenue, the Company generates revenue from the shipment of general freight and mail. The Company also generates revenue from the sale of in-flight services such as liquor and movie headsets.

      PASSENGER REVENUE. Passenger revenues totaled $28,666,841 for the three months ended June 30, 1997 compared to $21,479,054 for the three months ended March 31, 1997, or an increase of 33.5%. The number of revenue passengers carried was 221,896 for the three months ended June 30, 1997 compared to 190,967 for the three months ended March 31, 1997, or an increase of 16.2%. The Company had an average of 7.2 aircraft in service during the three months ended June 30, 1997 compared to an average of six (6) aircraft during the three months ended March 31, 1997 for an increase in ASMs of 171,099,000 or 45.0%.

      Other revenues, consisting primarily of sales from freight and mail service and liquor sales and headset rentals, totaled $843,821 and $293,714 for the three months ended June 30, 1997 and March 31, 1997, respectively, representing 2.9% and 1.3% of total operating revenues, respectively.

OPERATING EXPENSES

      Operating expenses include those related to flying operations, such as aircraft fuel and rent, aircraft maintenance, ground handling and landing fees, advertising, wages and related costs, administrative costs, and depreciation and amortization. Total operating expenses for the three months ended June 30, 1997 were $46,877,598 as compared to $36,567,869 for the three months ended March 31, 1997 for an increase of 28%.

      Aircraft fuel expense includes the direct product cost of fuel and associated taxes. Aircraft fuel costs of $7,409,110 for 10,604,383 gallons consumed resulting in an average fuel cost of 69.9/cent/ per gallon and represented 15.8% of total operating expenses for the three months ended June 30, 1997, as compared to $5,968,189 for 7,777,563 gallons consumed resulting in an average fuel cost of 76.7/cent/ per gallon and represented 15.3% of total operating expenses for the three months ended March 31, 1997. Fuel prices are subject to change weekly as the Company does not maintain inventories of its own. In addition, fuel prices may be volatile subject to demand based upon a number of factors outside the control of the Company. Any increase in the price of fuel which could not be offset through increased fares could have a material adverse impact upon the financial results of the Company.

      Aircraft rentals totaling $6,766,442, or 14.4% of total operating expenses for the three months ended June 30, 1997, as compared to $5,975,231 or 16.3% of total operating expenses for the three months ended March 31, 1997, include lease payments relating to A300 aircraft operated by the Company and the wet-leasing of aircraft operated by third parties and Carnival Air. The wet-leasing arrangement was necessary as a result of the delayed delivery of the Company's planned additional A300 aircraft. The wet-leasing of aircraft results in higher expenses to the Company than operations of its own aircraft; accordingly, the financial results for the quarter have been negatively impacted by these increased operating costs. Due to the late delivery of leased aircraft to the Company, the Company anticipates the continued wet-leasing of aircraft in the near term or until completion of the Merger.

      Wages, salaries and related costs totaling $5,106,384 represented 10.9% of total operating expenses for the three months ended June 30, 1997, as compared to $3,862,625 representing 10.6% of total operating expenses for the three months ended March 31, 1997. The majority of employees are salaried, including pilots and flight attendants. As crew utilization increases with the addition of A300 aircraft, the direct operating cost per block hour should decrease as a result of this salary structure. There were 652 employees as of June 30, 1997, an increase of 26.8% over the March 31, 1997 base.

      Maintenance reserves, material and repairs totaling $5,772,351, representing 12.3% of total operating expenses for the three months ended June 30, 1997, as compared to $3,798,305, representing 10.4% of total operating expenses for the three months ended March 31, 1997, are comprised substantially of airframe and engine overhaul reserves which are paid to the lessors of the A300 aircraft.

      Ground handling and landing fees amounting to $3,757,071, or 8.0% of total operating expenses for the three months ended June 30, 1997, as compared to $2,613,383 or 7.1% of total operating expenses for the three months ended March 31, 1997, primarily relate to passenger handling costs, including ticket counter, boarding gate and baggage loading. Landing fees are principally based upon the number of aircraft operations.

      Advertising amounted to $1,652,345, or 3.5% of total operating expenses for the three months ended June 30, 1997, as compared to $2,380,572 or 6.5% of total operating expenses for the three months ended March 31, 1997. These costs relate to promoting the commencement of service and expansion into two new markets, Chicago Midway Airport on March 1, 1997 and Santo Domingo, Dominican Republic on April 6, 1997.

      All other operating costs totaling $16,413,895, or 35.0% of total operating expenses for the three months ended June 30, 1997, as compared to $11,969,564, or 32.7% of total operating expenses for the three months ended March 31, 1997, are of a nature normally incurred by an airline and are typical within the industry, such as reservations and sales expenses, passenger meals, traffic commissions, insurance, professional and technical fees, and facilities rent.

LIQUIDITY AND CAPITAL RESOURCES

      Since the commencement of its airline operations, the Company has incurred substantial losses amounting to $46.2 million through June 30, 1997. During the three and six months ended June 30, 1997, the Company experienced operating losses amounting to $17.1 million and $31.6 million, respectively. Management believes the principal demand on the Company's resources from these losses resulted initially from the following factors: (1) the expected losses associated with the commencement of scheduled passenger service during the initial start-up period for its airline operations with a limited fleet of aircraft, combined with the need to establish the Company's presence in the markets served; (2) a low level of advance bookings at the beginning of the first quarter of 1997 which caused the Company to offer lower yielding promotional fares to build traffic; and (3) the delinquent delivery of A300 aircraft which caused the Company to cover its pre-committed schedule with wet-leased aircraft from third party airline operators at operating costs greater than had the Company been able to operate such service on its own behalf.

      Further, management has determined that traffic flow on a majority of its routes has been insufficient to achieve profitable operations utilizing widebody aircraft. As a result, Pan Am has generated passenger traffic at lower yields which has resulted in lower than expected revenues and which is insufficient to cover the costs of the Company's current operations. Accordingly, the Company has focused on acquiring narrowbody aircraft which management believes can be deployed profitably on existing routes given existing traffic flow. The Company believes that use of narrowbody aircraft could also permit Pan Am to achieve a presence in cities where the passenger traffic base is not large enough to support widebody operations. In line with this strategy, it is anticipated that through the Merger with Carnival Air, the consolidated entity will achieve synergies from reduced operating costs generated from a complement of a narrowbody fleet, which when combined with increased market presence and revenue generated from the branding of the Pan Am name, should result in improved financial performance. This widening of the scope of Pan Am's operations, through offering more frequent service and penetration of new markets, management believes should result in additional "flow" traffic, which in turn would make the utilization of widebody aircraft more feasible.

      During the six months ended June 30, 1997, net cash utilized by operating activities was approximately $22.6 million as compared to approximately $11.1 million for the three months ended March 31, 1997. Cash has remained stable, due to financing activities totaling $34.7 million, resulting in $19.1 million in cash and cash equivalents at June 30, 1997, compared to $15.0 million at December 31, 1996. The Company had working capital of $5.1 million at June 30, 1997, as compared to $8.5 million at March 31, 1997. Working capital at December 31, 1996, totaled $7.9 million.

      To fund the Company's continuing operating losses and demand on liquidity, the Company's principal financing activities during the first six months of 1997 were: (i) in March 1997, the Company completed an offering of a Series A Convertible Preferred Stock for $25 million, of which the Company has initially sold $15 million face value for net cash proceeds of $14.4 million with the other $10 million due upon the closing of the Carnival Air acquisition; (ii) in March 1997, the Company agreed with Dade County, Florida and various state and federal entities on a $7.3 million incentive package as an inducement to locate its corporate headquarters within the County, which included $5.0 million in cash in the form of a "bridge loan"; (iii) in May 1997, the Company completed a new offering of a Series B Convertible Preferred Stock for $25 million, of which the Company sold $13.0 million face value for net proceeds of $12.8 million in May 1997 and $5.0 million face value for net proceeds of $4.75 million in July 1997; and (iv) the exercise in May 1997 of warrants for its issuance of Common Stock for cash proceeds of $750,000.

      Since the inception of the Company's flight operations on September 26, 1996, it has not generated sufficient liquidity from operations to sustain its working capital needs. The continuance of the Company's operations is dependent, among other things, upon obtaining sufficient additional financing to fulfill its cash flow requirements, growth in the Company's revenue base and, ultimately, the attainment of sustained profitable operations. Management has been and continues to take action that it believes will reduce its operating losses, with specific emphasis on obtaining narrowbody aircraft and the continued service expansion to provide added economies of scale including through the Merger with

Carnival Air as previously discussed. Although management has undertaken action designed to meet these requirements, no assurance can be made that such objectives will be met or achieved by the Company.

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

      In the event that the Merger with Carnival Air is consummated, Pan Am will require additional capital to fund both its operating losses and the significant operating losses of Carnival Air. Carnival Air has experienced significant losses in its last fiscal year and expects such losses to continue for the foreseeable future. Carnival Air's losses have created an immediate liquidity problem for the airline and it has been forced to defer payments on aircraft leases, aircraft and engine overhauls and other operating expenditures. Carnival Air's trade payables at June 30, 1997 are estimated at $55.0 million, of which, approximately $10.0 million could be considered past due. Carnival Air does not believe that it can effectively manage its debts beyond their existing levels without external financing to fund its current and future operating losses. There is no assurance that Pan Am's funds will be sufficient to fund the combined operating losses of Pan Am and Carnival Air and Pan Am will likely be required to seek additional sources of capital to fund these losses. As contemplated in the Merger, the primary shareholder of Carnival Air is required to contribute $30.0 million in cash to Carnival Air, which, absent additional financing, will be used to retire an existing line of credit which is guaranteed by such shareholder. Pan Am will seek to renegotiate or replace the credit facility with a view to making available additional proceeds for general operating purposes. Further, Pan Am is currently in negotiations with certain institutions to provide substantial financing for the combined companies to fund operations in the near term and to assist towards achieving profitable operations. However, at this juncture, no assurances can be given that any additional financing, if available, will be sufficient to cover the liquidity needs of the combined operations. To the extent such capital is not available, Pan Am will be forced to reduce or discontinue some or all of its combined operations with Carnival Air. Although the Carnival Air Merger will put significant financial pressure on the Company, Pan Am's management believes that certain cost benefits, synergies and enhanced revenues, particularly branding the operations with the Pan Am name, will result from this Merger and the combined companies' operating performance will improve. No assurance can be made that such benefits, synergies or enhanced revenues will result following the Merger.

SUBSEQUENT EVENTS

      A. On July 28, 1997, Carnival Air, as borrower, Pan Am and Mr. Micky Arison, as guarantors, and NationsBank, N.A., as Lender (the "Lender"), executed a Credit Agreement (the "NationsBank Credit Agreement") pursuant to which the Lender provides two revolving credit bridge facilities (each a "Facility" and collectively, the "NationsBank Facility") of up to an aggregate of $25 million for use by Carnival Air for working capital and general corporate purposes and for the repayment by Carnival Air of up to $5 million in existing bank debt. Each of the Facilities permits Carnival Air to borrow up to $12.5 million, with borrowings under such Facilities maturing one year after the date of closing, subject to certain repayment requirements. Further, there is no assurance that Carnival Air with or without the NationsBank Facility will generate sufficient cash to fund its operations and significant cash requirements or that, upon consummation of the Merger, Pan Am's management will be able to improve the results of operations of Carnival Air or effectuate a combination of the airlines which will operate on a profitable basis.

      Prior to the consummation of the Merger, Mr. Micky Arison, an affiliate of the principal shareholder of Carnival Air, will provide a guaranty of payment with respect to one of the Facilities ("Facility B"), and after the consummation of the Merger, this guaranty will be converted from a guaranty of payment to a guaranty of collection. Prior to the consummation of the Merger, Pan Am will provide a guaranty of collection of the other Facility ("Facility A" which will be binding on Pan Am whether or not the Merger is consummated). In the event that the Merger is consummated, Pan Am's guaranty of Facility A will be converted into a guaranty of payment of the entire NationsBank Facility. Carnival Air's obligations will be secured by all or substantially all of its assets. Pan Am's guaranty will be secured by a first priority lien on all or substantially all of its assets. Mr. Arison's guaranty will be secured by a pledge of certain securities beneficially owned by Mr. Arison.

      Pan Am will be required to issue to the Lender, as further consideration, warrants to purchase up to 550,000 shares of Pan Am Common Stock at an exercise price of $7.917 per share, exercisable over ten years with a staggered vesting schedule based on the funding of the NationsBank Facility. Further, Pan Am, Carnival Air and Mr. Arison entered into an agreement pursuant to which Carnival Air, prior to the Merger, and Pan Am after consummation of the Merger, will pay Mr. Arison a guaranty fee in an amount equal to the difference between the cost to the borrower of Facility A and Facility B, and certain additional amounts if the Merger is not consummated prior to August 31, 1997.

      On August 1, 1997, Carnival Air utilized $4.5 million of the availability under this Facility to repay the outstanding bank debt as previously discussed.

      B. Pan Am is currently engaged in discussions with one or more investment banking firms with respect to conducting an offering of up to $100,000,000 of its securities pursuant to Rule 144A promulgated under the Securities Act. Accordingly, such securities will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or the existence of an applicable exemption from such registration requirements. It is anticipated that such securities will be either a new series of convertible preferred stock or subordinated convertible debentures. It is further contemplated that all subscriptions for such securities would be received prior to the Merger and release of such funds and closing of such transaction would also be conditioned upon the consummation of the Merger. It is currently anticipated that the proceeds from such offering will be used to repay certain existing debt, the redemption of certain preferred stock and for general working capital purposes. There can be no assurances that any such offering will ever be consummated.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

      Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements may at times be preceded, followed by or include the words, "may," "believes," "expects," "intends," "estimates," or "anticipates," or the negation thereof or similar expressions. The achievement of the outcomes described in such forward-looking statements is subject to both known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the airline industry generally, and of Pan Am and

Carnival Air in particular, to be materially different from any outcomes expressed or implied by such forward-looking statements and other risks and factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. These risks and factors include, among other things, economic, competitive and regulatory conditions, demographic trends, financial market conditions, availability of financings and future business decisions (of both Pan Am or Carnival Air and its competitors), all of which are difficult or impossible to predict accurately and many of which are beyond the control of Pan Am. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

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

ITEM 2. CHANGES IN SECURITIES

        On May 15, 1997, the Registrant sold 135,000 shares of Series B Convertible Preferred Stock, par value $.0001 per share and stated value of $100 per share (the "Series B Preferred Stock"). The Registrant has authorized 250,000 shares of Series B Preferred Stock. Holders of Series B Preferred Stock are entitled to cumulative dividends at a rate per share (as a percentage of stated value per share) equal to 7.25% per annum payable in shares of Common Stock in arrears. For the first nine months following the date that the Series B Preferred Stock is issued, the Series B Preferred Stock is convertible a the option of the holders thereof into shares of Common Stock at a fixed price of $8.39 (the "Series B Fixed Price"); thereafter, the Series B Preferred Stock is convertible at the lesser of the Series B Fixed Price; or a floating price which is set at a discount to market beginning at 97% and increasing at the rate of 1% per month until it reaches 80%. As additional consideration, the purchasers of the Series B Preferred Stock received in the aggregate, warrants to purchase 278,924 shares of Common Stock at an exercise price equal to $9.23 with a term of three years.

        On May 19, 1997, 150,000 warrants were exercised to purchase 150,000 shares of Common Stock at $5.00 per share.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

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

                                  EXHIBIT INDEX

            EXHIBIT
               NO.                      DESCRIPTION OF EXHIBIT
            -------                     ----------------------

               11A Computation of Earnings per Share for the three months ended June 30, 1997

               11B Computation of Earnings per Share for the six months ended June 30, 1997

               27          Financial Data Schedule

        (b) Current reports on Form 8-K:

            On June 5, 1997, the Company filed a Current Report on Form 8-K, dated May 15, 1997, reporting the sale of 150,000 shares of Series A Convertible Preferred Stock, par value of $.0001 per share and stated value of $100 per share on March 31, 1997, and the sale of 135,000 shares of Series B Convertible Preferred Stock, par value $.0001 per share and stated value of $100 per share on May 15, 1997. The Form 8-K included the Registrant's Articles of Incorporation.

            On July 17, 1997, the Company filed a Current Report on Form 8-K, dated July 8, 1997, reporting the execution on July 8, 1997, of a commitment letter between Carnival Air Lines, Inc., as borrower ("Carnival Air"), Pan Am Corporation and Mr. Micky Arison, as guarantors, and NationsBank, N.A., as lender (the "Lender"), which sets forth the basis on which the Lender will provide two revolving credit bridge facilities of up to an aggregate of $25 million for use by Carnival Air for working capital and general corporate purposes and for the repayment by Carnival Air of up to $5 million in existing bank debt. The agreement was executed on July 28, 1997.

      In accordance with the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PAN AM CORPORATION

Date:  August 14, 1997              By: /s/ JOHN J. OGILBY, JR.
                                        ------------------------------------
                                        John J. Ogilby, Jr., Chief Financial
                                        Officer and General Counsel
                                        (Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT                                                                     PAGE
-------                                                                     ----

 11A Computation of Earnings per Share for the three months ended June 30, 1997

 11B Computation of Earnings per Share for the six months ended June 30, 1997

 27            Financial Data Schedule (For SEC Use Only)