Form 10-Q
period 1997-09-30
PAN AM CORP /FL/
filed 1997-11-14
CIK 916844

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

                           Commission File No. 0-23444

                               PAN AM CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                FLORIDA                                     65-0450311
    -------------------------------                    -------------------
    (State of other jurisdiction of                       (IRS Employer
     incorporation of organization)                    Identification No.)

                   9300 N.W. 36TH STREET, MIAMI, FLORIDA 33178
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (305) 873-3000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of November 1, 1997, the Company had a total of 21,058,682 shares of Common Stock, par value $.0001 per share outstanding.

As of November 1, 1997, the Company had 245,000 shares of Series A Convertible Preferred Stock and 185,000 shares of Series B Convertible Preferred Stock, par value $.0001 per share outstanding.

                               PAN AM CORPORATION

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
                                                                                                  PAGE NO.
                                                                                                  --------
Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1997 and
         December 31, 1996.......................................................................    3

         Consolidated Statements of Operations for the three months ended
         September 30, 1997 and 1996.............................................................    4

         Consolidated Statements of Operations for the nine months ended
         September 30, 1997 and 1996.............................................................    5

         Consolidated Statement of Stockholders' Equity for the nine months
         ended September 30, 1997................................................................    6

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1997 and 1996.............................................................    7

         Notes to the Consolidated Financial Statements..........................................    8-16

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................................    17-22

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................    23

Item 2.  Changes in Securities...................................................................    23

Item 4.  Submission of Matters to a Vote of Security Holders.....................................    23-24

Item 6.  Exhibits and Reports on Form 8-K........................................................    25

Signature........................................................................................    26

PAN AM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------

                                                           SEPTEMBER 30,      DECEMBER 31,
                                                               1997               1996
                                                          -------------      -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                               $  14,513,805      $  15,005,669
  Trade accounts receivables, principally traffic
      (net of an allowance of $763,881)                      15,822,170          2,930,723
  Notes and other receivables                                 1,623,431            302,345
  Expendable aircraft parts                                   1,050,368            261,787
  Prepaid expenses and other assets                           6,546,349          1,623,317
                                                          -------------      -------------

           Total current assets                              39,556,123         20,123,841

PROPERTY - Net                                               33,978,749          2,066,308

OTHER ASSETS:
  Goodwill (Note 2)                                         145,450,603
  Intangible assets (net of accumulated amortization
    of $206,842 and $147,103)                                16,684,310          1,609,149
  Deposits and other assets                                  10,698,797          2,745,352
  Leasehold interest (net of accumulated amortization
    of $117,000)                                              4,326,432
                                                          -------------      -------------

TOTAL                                                     $ 250,695,014      $  26,544,650
                                                          =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                        $  34,381,735      $   7,084,751
  Air traffic liability                                      28,705,795          4,164,313
  Accrued compensation                                        2,865,041            243,900
  Deferred income taxes                                         155,421            155,421
  Other accrued expenses                                     24,902,361            612,602
  Current portion of long-term debt (Note 8)                 15,003,190              2,949
                                                          -------------      -------------

           Total current liabilities                        106,013,543         12,263,936
                                                          -------------      -------------

Long-term debt less current maturities (Note 8)                   8,169             10,593

Provision for asset impairment and early termination
   of aircraft leases (Note 11)                              23,265,000

Deferred aircraft lease obligations                           3,631,693          1,664,693

Dade County  Loan (Note 10)                                   5,000,000

Stock subscriptions and warrants (Note 6)                    10,977,881            945,381

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $100 stated value,
     $.0001 par value, 500,000 authorized, 435,000
     shares issued and outstanding (Note 5)                  43,500,000
  Common stock, $.0001 par value, 100,000,000 shares
     authorized, 20,936,420 shares and 10,920,191
     shares issued and outstanding                                2,094              1,092
  Capital surplus                                           138,583,291         39,555,374
  Accumulated deficit                                       (80,245,179)       (27,554,831)
  Receivable from officers (11,750 shares)                      (41,478)          (341,588)
                                                         --------------      -------------

           Total stockholders' equity                       101,798,728         11,660,047
                                                          -------------      -------------

TOTAL                                                     $ 250,695,014      $  26,544,650
                                                          =============      =============

          See accompanying notes to consolidated financial statements.

PAN AM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

-------------------------------------------------------------------------------

                                                   FOR THE THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                      1997             1996
                                                  ------------     ------------
REVENUES:
  Passenger                                       $ 36,891,119     $    125,000
  Cargo and mail                                       347,189              450
  Other income                                          74,305           53,307
                                                  ------------     ------------

           Total revenues                           37,312,613          178,757
                                                  ------------     ------------
EXPENSES:
  Aircraft fuel and oil                              8,749,486          361,316
  Aircraft rentals                                   7,834,751          604,792
  Aircraft maintenance reserves,
     materials and repairs                           6,412,677          606,643
  Wages and related costs                            5,914,624        2,639,542
  Reservations and sales                             4,303,844          687,843
  Ground handling and landing fees                   4,321,401          127,250
  Facilities and other rents                         3,546,880          218,018
  Traffic commissions                                2,900,257            6,250
  Advertising                                        1,524,768          951,807
  Passenger food expense                             1,955,574           20,418
  Professional and technical                         1,472,950          941,951
  Materials and supplies - other                     1,196,516          481,347
  Insurance                                          1,002,224          253,996
  Personnel expenses                                   952,589          234,546
  Communications                                       234,122          106,905
  Depreciation and amortization                        305,251           90,199
  Other                                              1,262,742          682,799
                                                  ------------     ------------

           Total expenses                           53,890,656        9,015,622
                                                  ------------     ------------

OPERATING LOSS                                     (16,578,043)      (8,836,865)
                                                  ------------     ------------

NON-OPERATING
  INCOME (EXPENSES):
  Provision for termination of aircraft leases      (4,847,000)            --
  Interest income                                      328,081          155,851
  Other                                                 19,624          (25,701)
                                                  ------------     ------------

           Total non-operating income               (4,499,295)         130,150
                                                  ------------     ------------

NET LOSS                                          $(21,077,338)    $ (8,706,715)
                                                  ============     ============

NET LOSS PER SHARE                                $      (1.83)    $      (1.11)
                                                  ============     ============

WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES
  OUTSTANDING                                       11,826,689        7,823,615
                                                  ============     ============

See accompanying notes to consolidated financial statements.

PAN AM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

-------------------------------------------------------------------------------

                                                  FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                     1997             1996
                                                -------------     -------------
REVENUES:
  Passenger                                     $  87,037,014     $     125,000
  Cargo and mail                                      848,864               450
  Other income                                        710,164            73,176
                                                -------------     -------------

           Total revenues                          88,596,042           198,626
                                                -------------     -------------

EXPENSES:
  Aircraft fuel and oil                            22,126,785           361,316
  Aircraft rentals                                 20,576,424           608,792
  Aircraft maintenance reserves,
     materials and repairs                         15,983,333           613,664
  Wages and related costs                          14,883,633         4,189,022
  Reservations and sales                           11,683,470           687,843
  Ground handling and landing fees                 10,691,855           127,250
  Facilities and other rents                        8,193,287           406,878
  Traffic commissions                               6,134,680             6,250
  Advertising                                       5,557,684         1,291,244
  Passenger food expense                            5,544,763            20,418
  Professional and technical                        4,549,766         2,134,959
  Materials and supplies - other                    2,889,432           637,892
  Insurance                                         2,735,136           290,003
  Personnel expenses                                2,450,788           529,498
  Communications                                      479,972           156,320
  Depreciation and amortization                       697,341           168,512
  Other                                             2,157,774         1,010,506
                                                -------------     -------------

           Total expenses                         137,336,123        13,240,367
                                                -------------     -------------

OPERATING LOSS                                    (48,740,081)      (13,041,741)
                                                -------------     -------------
 NON-OPERATING
  INCOME (EXPENSES):
  Provision for termination of aircraft leases     (4,847,000)             --
  Interest income                                     857,020           390,064
  Write-down of investment                               --             (17,000)
  Other                                                39,713             6,907
                                                -------------     -------------

           Total non-operating income              (3,950,267)          379,971
                                                -------------     -------------

LOSS BEFORE DEFERRED
  INCOME TAX PROVISION                            (52,690,348)      (12,661,770)

DEFERRED INCOME
  TAX PROVISION                                          --            (155,421)
                                                -------------     -------------

NET LOSS                                        $ (52,690,348)    $ (12,817,191)
                                                =============     =============

NET LOSS PER SHARE                              $       (4.72)    $       (2.21)
                                                =============     =============

WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES
  OUTSTANDING                                      11,373,928         5,787,976
                                                =============     =============

See accompanying notes to consolidated financial statements.


PAN AM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 1997 (UNAUDITED)
-------------------------------------------------------------------------------




                                                              PREFERRED        COMMON            CAPITAL           ACCUMULATED
                                                                STOCK           STOCK            SURPLUS             DEFICIT
                                                            -----------       ---------        ------------       ------------

BALANCE, DECEMBER 31, 1996                                                    $   1,092        $ 39,555,374       $(27,554,831)

Issuance of 45,000 shares for stock subscription                                      4             324,496

Settlement of Stockholder Note (Note 6)

Issuance of 297,419 shares in settlement of
        stockholder contribution (Note 6)                                            30           1,049,859
Issuance of 9,523,810 shares in exchange
        for Pan American Airways Corp.'s
        common stock (Note 2)                                                       953          98,808,577

Issuance of 250,000 shares (Note 5) - Series A              $25,000,000                            (980,000)
Issuance of 185,000 shares (Note 5) - Series B               18,500,000                            (925,000)

Issuance of 150,000 shares for warrants (Note 6)                                     15             749,985

Net loss for the nine months ended September 30, 1997                                                              (52,690,348)
                                                            -----------       ---------        ------------       ------------

BALANCE, SEPTEMBER 30, 1997                                 $43,500,000       $   2,094        $138,583,291       $(80,245,179)
                                                            ===========       =========        ============       ============


                                                              RECEIVABLE
                                                            FROM OFFICERS            TOTAL
                                                           ----------------     -------------

BALANCE, DECEMBER 31, 1996                                  $   (341,588)       $  11,660,047

Issuance of 45,000 shares for stock subscription                                      324,500

Settlement of Stockholder Note (Note 6)                          300,110              300,110

Issuance of 297,419 shares in settlement of
        stockholder contribution (Note 6)                                           1,049,889
Issuance of 9,523,810 shares in exchange
        for Pan American Airways Corp.'s
        common stock (Note 2)                                                      98,809,530

Issuance of 250,000 shares (Note 5) - Series A                                     24,020,000
Issuance of 185,000 shares (Note 5) - Series B                                     17,575,000

Issuance of 150,000 shares for warrants (Note 6)                                      750,000

Net loss for the nine months ended September 30, 1997                             (52,690,348)
                                                            ------------        -------------

BALANCE, SEPTEMBER 30, 1997                                 $    (41,478)       $ 101,798,728
                                                            ============        =============


See accompanying notes to consolidated financial statements.

PAN AM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

----------------------------------------------------------------------------------------------------------------

                                                                                     FOR THE NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                       1997              1996
                                                                                   ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                      $(52,690,348)    $(12,817,191)
     Adjustments to reconcile net loss to
         net cash used in operating activities:
       Depreciation and amortization - Operating property                               697,341          168,512
       Depreciation and amortization - Non-transport property                           243,055
       Deferred compensation amortization                                                  --          1,167,264
       Deferred income taxes                                                               --            155,421
       Amortization of prepaid rent                                                        --            300,110
       Write-off of investment in affiliate                                                --             17,000
       Provision for early termination of aircraft leases (Note 11)                   4,847,000             --

       Changes in certain assets and liabilities, net of effect of acquisition:
         Increase in notes and accounts receivables                                 (13,888,113)        (863,622)
         Increase in prepaid expenses and other assets                               (2,356,148)        (820,217)
         Increase in accounts payable                                                 9,260,049        3,390,951
         Increase in air traffic liability                                            3,745,073          539,812
         Increase in deferred credits - aircraft leases                               3,631,693             --
         Increase in accrued compensation                                               535,673          120,000
         Increase in other accrued expenses                                           4,531,502          153,080
                                                                                   ------------     ------------

              Net cash used in operating activities                                 (41,443,223)      (8,488,880)
                                                                                   ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net cash realized from acquisition                                                 879,088             --
     Purchase of property and equipment                                              (7,398,677)        (620,034)
     Acquisition of airline designator code                                            (210,000)            --
     Investment in affiliate                                                               --            (18,000)
     Deposits                                                                        (1,336,370)      (1,484,280)
                                                                                   ------------     ------------

              Net cash used in investing activities                                  (8,065,959)      (2,122,314)
                                                                                   ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in receivable from stockholder                                            300,110             --
     Proceeds from Dade County bridge loan                                            5,000,000             --
     Increase in note payable                                                              --          1,500,000
     Principal payments on long-term debt                                                (2,182)            --
     Issuance of preferred stock, net                                                41,595,000             --
     Issuance of common stock                                                         2,124,390       31,997,965
                                                                                   ------------     ------------

              Net cash provided by financing activities                              49,017,318       33,497,965
                                                                                   ------------     ------------

NET (DECREASE) INCREASE IN CASH                                                        (491,864)      22,886,771

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                               15,005,669             --
                                                                                   ------------     ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                                   $ 14,513,805     $ 22,886,771
                                                                                   ============     ============


See accompanying notes to consolidated financial statements.

PAN AM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying consolidated balance sheet at September 30, 1997 reflects the acquisition of Carnival Air Lines as described below. The results of operations of Carnival Air Lines will be included in the Company's consolidated statement of operations beginning October 1, 1997.

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

         The interim consolidated financial statements as of and for the nine and three months ended September 30, 1997 and 1996 are unaudited and, in the opinion of management, include all adjustments (which include only normal recurring adjustments) necessary to present fairly, in all material respects, the financial position of the Company and the results of operations and cash flows for such periods. Results for the nine months ended September 30, 1997 are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 1997.

2.       ACQUISITION OF CARNIVAL AIR LINES, INC.

         On September 26, 1997, Pan Am Corporation completed the acquisition of Carnival Air Lines, Inc. pursuant to an Acquisition Agreement, dated March 20, 1997, as amended, among Pan Am, CAL Acquisition Corporation, a wholly-owned subsidiary of Pan Am, Air Holding Company and Carnival Air Lines, Inc. All of the outstanding shares of Common Stock, par value $0.0002105 per share, of Carnival Air Lines, Inc. were converted into an aggregate of 9,523,810 shares of the Common Stock, par value $0.0001 per share, of Pan Am. Carnival Air Lines, Inc. became a wholly-owned subsidiary of Pan Am and changed its name to "Pan American Airways Corp." Pan Am's shareholders approved the Merger and the issuance of the exchange shares at Pan Am's Annual Meeting of Shareholders held on September 26, 1997.

         For discussion purposes, Carnival Air Lines, Inc. will hereafter be referred to as Carnival Air for pre-merger activities and Pan American Airways for post-merger activities.

         The consolidated balance sheet at September 30, 1997 reflects the acquisition described above. The Merger was accounted for by Pan Am under the "purchase" method of accounting in accordance with generally accepted accounting principles. The results of operations of Pan American Airways will be included in the Company's consolidated statement of operations beginning October 1, 1997.

         The investment and acquisition basis in Carnival Air was determined as follows:

                                                          (AMOUNTS IN THOUSANDS)
                                                          ----------------------
        Exchange of 9,523,810 shares of Pan Am
            common stock at $10.375                          $    98,810
        Accumulated deficit of Carnival Air                       67,153
                                                             -----------
                                                             $   165,963
                                                             ===========

         The cost of the acquisition has been allocated to the assets acquired and liabilities assumed based upon the fair values at the date of acquisition as determined by management with the assistance of internal appraisals. As of September 30, 1997, Pan Am management is assessing the realization of the excess of the fair value of net identifiable assets (Goodwill) of approximately $145 million. Such goodwill is being amortized over an estimated life of 10 years. The results of this assessment may have a material impact on the financial position and results of operations for the year ended December 31, 1997.

         Set forth below is a summary of the adjustments to assets and liabilities at September 30, 1997 to reflect Pan Am's investment basis in Carnival Air.

                                                           INCREASE/(DECREASE)
                                                        (AMOUNTS IN THOUSANDS)
                                                        ----------------------
          Rotable equipment                                   $    5,678
          Flight equipment                                           (92)
          Aircraft leasehold interest                             14,926
          Goodwill                                               145,451
                                                              ----------
                                                              $  165,963
                                                              ==========

         The following unaudited condensed pro forma consolidated statements of operations give effect to the acquisition referred to above as if it had occurred at the beginning of each such year, including adjustments to the historical financial statements for additional amortization of intangible assets. These statements are presented for informational purposes only and are not necessarily indicative of what results from operations actually would have been had the acquisition been consummated at the beginning of each such year, or of future results of operations.

              UNAUDITED CONDENSED PRO FORMA CONSOLIDATED STATEMENTS
                                  OF OPERATIONS
                (Amounts in thousands, except per share amounts)

                                              NINE MONTHS ENDED SEPTEMBER 30,
                                              -------------------------------
                                                    1997             1996
                                                  ---------       --------
          Operating revenues                      $283,653        $205,726
          Operating income (loss)                 (145,694)       (34,374)
          Net income (loss)                       (148,623)       (35,070)
          Net income (loss) per share                (7.10)         (1.72)

         In addition to the significant accounting policies described in the footnotes to the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the Company has adopted the following accounting policy during the quarter ended September 30, 1997:

      Goodwill:      The Company records the excess of cost over the fair
                     value of net assets acquired in purchase business combinations as goodwill, which is being amortized on a straight-line basis over periods of up to forty years, with a weighted average period of ten years. Management periodically evaluates the carrying value of goodwill for impairment.

3. NON CASH INVESTING ACTIVITIES ($000)


   Financing and Investing Activities Not Affecting Cash:
          A.   Issuance of 45,000 shares of the Company's common stock in
               satisfaction of a debt to a certain vendor                         $ 325

          B.   Purchase of office complex and related office equipment with
               1,294,625 common stock warrants                                   10,357

          C.   Purchase of Carnival Air Lines, Inc. through the exchange of
               9,523,810 shares of the Company's common stock                    98,810
                                                                            -----------
                                                                            $   109,492
                                                                            ===========

4.       AIRCRAFT FLEET

         As of September 30, 1997, Pan Am operated the following aircraft fleet through its two airline subsidiaries, Pan American Airways Corp. and Pan American World Airways, Inc. ("Pan American World").

                    FLEET INVENTORY AS OF SEPTEMBER 30, 1997

                TYPE          OWNED        LEASED         TOTAL
              -------        ------        ------         -----
              737-200           1            1               2
              737-400           0            7               7
              A300              0           10              10
              727-200           2            5               7
                             ----         ----            ----

                                3           23              26
                             ====         ====            ====

         Pan American Airways leases 18 (plus 1 thru an intercompany transaction with Pan American World) of its aircraft under operating leases expiring between February 1998 and July 2004, ten of which are subject to power by the hour leases. Pan American World's leased aircraft are operated under conventional operating leases expiring between July 2001 and June 2003. Under the operating leases, the airlines pay monthly maintenance reserves to the lessors to cover major engine restorations and certain airframe overhauls on a flight hour usage basis. Any overhaul or restoration costs that are in excess of available reserves are capitalized and amortized until the next scheduled overhaul or lease term which ever is shorter. With respect to the A-300 aircraft, the Company is currently negotiating for the satisfactory return of the aircraft and the termination of the respective leases. See Note 11.

5.       PREFERRED STOCK

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

         As of September 30, 1997, the Company has issued 250,000 shares of the Series A Preferred Stock, resulting in net proceeds of $24.0 million. In connection with the offering, 668,450 warrants were granted which are exercisable at $9.35 per common share.

         In October 1997, 5,000 shares of the Series A Preferred Stock plus accrued interest were converted into 122,262 shares of the Company's Common Stock.

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

         As of September 30, 1997, the Company had issued 185,000 shares of the Series B Preferred Stock, resulting in net proceeds of $17.6 million. In connection with the offering, 382,229 warrants were granted which are exercisable at $9.23 per share of common stock.

6.       RELATED PARTY TRANSACTIONS

         In 1996, the Company issued shares of common stock to a certain stockholder pursuant to the terms of a Contribution Agreement, whereby the stockholder contributed its interest in a certain promissory note executed by the LIFECO travel agency with a face value of $1.35 million (the "Lifeco Note") to the Company. At the time of the contribution of the Lifeco Note, the stockholder could not state with certainty that the Company actually would recover the full $1.35 million. Consequently, the stockholder initially accepted a reduced value of $300,000 (the "Estimated Value") reflected by receipt of 85,017 shares of common stock in exchange for the Lifeco Note (representing a value of $3.53 per share). It was further agreed, that if the Company received value which exceeded the Estimated Value, the stockholder would be entitled to additional shares of common stock at the $3.53 per share valuation. In early 1997, the full collection of the Lifeco Note by the stockholder became reasonably certain. Accordingly, the Company received full value for the Lifeco Note from the stockholder, and in turn, issued shares of common stock at the agreed upon price of $3.53 per share. The Company received $800,000 in cash and spare parts with an estimated value in excess of $550,000 from the stockholder in exchange for the note receivable and the issuance of an additional 297,419 shares of the Company's Common Stock.

         On March 31, 1997, the Company completed the purchase of an office complex and related office equipment pursuant to a closing agreement dated February 11, 1997, which will temporarily act as the Company's corporate headquarters, from a certain stockholder. The property consists of the leasehold interest in certain buildings and real property and approximately 18.0 acres of land, valued at $4.44 million and $5.85 million, respectively. The total transaction, valued at $10.4 million (which also includes tangible personal property valued at $110,000), was completed through the issuance of 1,294,625 warrants which are convertible into an equal number of shares of common stock of the Company upon the occurrence of certain events. This transaction was a non-cash financing and investing activity.

         In April 1997, Pan American World purchased from Carnival Air one Boeing 727-200 aircraft and selected A300 aircraft parts for $5.0 million in cash. Carnival Air has subsequently leased back the aircraft on a short-term basis for monthly lease rent of $30,625 plus overhaul reserves at $347 per flight hour.

         On June 1, 1997, Carnival Air began operating the Chicago Midway to Miami to San Juan flights with its own aircraft on a code-share arrangement with Pan American World whereby Pan American World agreed to a guaranteed seat purchase commitment. By June 30, 1997, Pan American World had arranged a marketing code-share on the remaining Carnival Air flights. During the quarter ended September 1997, Pan American World had recorded an expense of $363,187 to Carnival Air relating to these operations.

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

         Through September 30, 1997, the Company had loaned $329,583 to Flying Boat, Inc.

8.       CREDIT FACILITY

         On July 28, 1997, Carnival Air, as borrower, Pan Am and Mr. Micky Arison, as guarantors, and NationsBank, N.A., as Lender (the "Lender"), executed a Credit Agreement (the "NationsBank Credit Agreement") pursuant to which the Lender provides two revolving credit bridge facilities (each a "Facility" and collectively, the "NationsBank Facility") of up to an aggregate of $25 million which allowed for and was used by Carnival Air for working capital and general corporate purposes and for the repayment by Carnival Air of up to $5 million in existing bank debt. Each of the Facilities permitted Carnival Air to borrow up to $12.5 million, with borrowings under such Facilities maturing one year after the date of closing, subject to certain repayment requirements.

         Prior to the consummation of the Merger, Mr. Micky Arison, an affiliate of the principal shareholder of Carnival Air, provided a guaranty of payment with respect to one of the Facilities ("Facility B"), and after the consummation of the Merger, this guaranty was converted to a guaranty of collection. Prior to the consummation of the Merger, Pan Am provided a guaranty of collection of the other Facility ("Facility A"), which was binding on Pan Am whether or not the Merger was consummated. When the Merger was consummated, Pan Am's guaranty of Facility A was converted into a guaranty of payment of the entire NationsBank Facility. Pan Am's guaranty is secured by a first priority lien on all or substantially all of its assets.

         Pan Am was required to issue to the Lender, as further consideration, warrants to purchase up to 550,000 shares of Pan Am Common Stock at an exercise price of $7.917 per share, exercisable over ten years with a staggered vesting schedule based on the funding of the NationsBank Facility.

         As of September 30, 1997, $7.5 million of Facility A and $7.5 million of Facility B for a total of $15.0 million was outstanding under the
NationsBank Facility. In addition, on November 13, 1997, the Company drew down an additional $5.0 million under Facility B. The Facility bears interest at the sum of (x) the greater of (1) the Federal Fund rate plus 0.5% or (2) the prime rate plus (y) the applicable margins. The applicable margins range from 0% to 6% depending on the Facility and the period in which they are outstanding. Through September 30, 1997, the effective interest rate was: Facility A, 11.5%, and Facility B, 8.5%. An unused commitment fee is applicable as follows: Facility A, 0.5%, and Facility B, 0.25%. Interest is to be paid in arrears at the end of each calendar quarter, calculated on the daily amounts outstanding during the quarter using the basis of a year of 360 days.

9.       NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128, which supersedes Accounting Principles Board ("APB") Opinion No. 15, requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share under APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Had SFAS No. 128 been adopted for the nine months ended September 30, 1997 and 1996, basic net loss per share would have been $4.72 and $2.21, respectively, and diluted net loss per share would have been anti-dilutive.

         In March 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure". The statement applies to all entities that have issued securities addressed by this statement and is effective for financial statements for periods ending after December 15, 1997. The statement establishes standards for disclosing information about an entity's capital structure requiring that an entity describe the pertinent rights and privileges of the various securities outstanding. The Company believes SFAS No. 129 will have little, if any, effect on the information already disclosed in the Company's consolidated financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for the periods beginning after December 15, 1997. The Company has not determined the effects, if any, SFAS No. 131 will have on the disclosures in its consolidated financial statements.

10.      DADE COUNTY LOAN

         In March 1997, the Company agreed with Dade County, Florida and various state and federal entities on a $7.3 million incentive package as an inducement to locate its corporate headquarters within the County. The Company received $5.0 million in cash in the form of a "bridge loan" from Dade County. In September 1997, Pan Am was notified of the approval by the U.S. Department of Housing and Urban Development ("HUD") of a Loan Guarantee Commitment to Metropolitan Dade County for fiscal year 1997 under its Section 108 Loan Guarantee Program in the amount of $5.75 million. Based upon this notice, it is anticipated that the bridge loan will be converted to a long-term debt instrument.

11.      SUBSEQUENT EVENTS

         Subsequent to the Merger, the Company announced in early October 1997 its plan to consolidate the two airline operations. Such realignment focused on achieving a more efficient utilization of its resources through a combined operation resulting in a reduction of 465 personnel primarily in the areas of passenger services, flight crew (both flight attendants and pilots), maintenance and other technical operating areas. In connection with this work force reduction, the Company recorded a provision of $269,000 relating to notice pay.

         The Merger has provided the Company with access to narrowbody aircraft. The capacity of which more appropriately matches the traffic flow expected by the combined airline operations. The Company has determined to reduce its widebody aircraft operations with a view toward eliminating such scheduled service completely. Consequently, seven (7) of the Company's A-300 widebody aircraft were removed from scheduled service with negotiations being commenced for their satisfactory return to the lessors and the termination of the respective leases. As a result of this action, Pan American World and Carnival Air recorded one-time charges of $4.8 million and $13.2 million, respectively, reflecting the estimated costs associated with the return condition provisions of the lease agreements, including minimum monthly lease rentals.

12.      COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company began flight operations on September 26, 1996 with two leased A300 widebody aircraft providing daily round trip flights between New York, New York and Miami, Florida and New York, New York and Los Angeles, California. The Company has continued to expand its operations and as a result of the Merger the combined operations currently serve 17 cities in the eastern United States and the Caribbean with approximately 50 daily departures primarily utilizing narrowbody aircraft.

         On September 26, 1997, Pan Am Corporation completed the acquisition of Carnival Air Lines, Inc. pursuant to an Acquisition Agreement, dated March 20, 1997, as amended, among Pan Am, CAL Acquisition Corporation, a wholly-owned subsidiary of Pan Am, Air Holding Company and Carnival Air Lines, Inc. ("Carnival Air").

         The following discussion of the results of operations reflect those of Pan Am only and not the combined merged operations.

RESULTS OF OPERATIONS

         Since the Company commenced airline operations on September 26, 1996, management does not believe that a discussion of the results for comparative prior year periods would be meaningful as it relates to the new operating entity. Consequently, the following summary and discussion of selected financial and operating data has been limited to the quarters ended September 30, 1997, and June 30, 1997, respectively, and the nine months ended September 30, 1997, which management believes reflects the airline's performance for those periods of operations.

         Since the inception, the Company has incurred substantial losses amounting to $80.2 million, of which, $67.4 million relates to airline operations through September 30, 1997.

                                    NINE MONTHS ENDED        QUARTER ENDED          QUARTER ENDED
                                    SEPTEMBER 30, 1997      SEPTEMBER 30, 1997      JUNE 30,  1997
                                    ------------------     -------------------     ---------------

Operating Revenues                      $88,596,000              $37,312,600             $29,510,700
Total Expenses                         $141,286,300              $58,389,900             $46,567,100
Net Loss                               $ 52,690,300              $21,077,300             $17,056,400

Revenue Passengers Carried                 684,248                   271,385                 221,896
Revenue Passenger Miles (RPMs)        1,056,817,000              456,044,000             336,770,000
Available Seat Miles (ASMs)           1,610,060,900              646,358,000             570,401,000

Yield Per RPM                             8.2/cent/                8.1/cent/               8.5/cent/
Load Factor                              65.6%                    70.6%                   59.0%
Revenue Per ASM                           5.50/cent/               5.77/cent/              5.17/cent/
Cost Per ASM                              8.51/cent/               8.32/cent/              8.19/cent/

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

         PASSENGER REVENUE. Passenger revenues totaled $36,891,119 for the three months ended September 30, 1997 compared to $28,666,841 for the three months ended June 30, 1997, or an increase of 28.6%. The number of revenue passengers carried was 273,395 for the three months ended September 30, 1997 compared to 221,896 for the three months ended June 30, 1997, or an increase of 23.2%. The Company's operating schedule for the three months ended September 30, 1997 produced a quarterly increase in ASMs of 75,957,000 or 33.2%, resulting in a 12 percentage points increase in load factor.

         Other revenues, consisting primarily of sales from freight and mail service and liquor sales and headset rentals, totaled $421,494 and $843,821 for the three months ended September 30, 1997 and June 30, 1997, respectively, representing 1.1% and 2.9% of total operating revenues, respectively.

OPERATING EXPENSES

         Operating expenses include those related to flying operations, such as aircraft fuel and rent, aircraft maintenance, ground handling and landing fees, advertising, traffic commissions, wages and related costs, administrative costs, and depreciation and amortization. Total operating expenses for the three months ended September 30, 1997 were $53,170,272 as compared to $46,877,598 for the three months ended June 30, 1997 for an increase of 13.4%.

         Aircraft fuel expense includes the direct product cost of fuel and associated taxes. Aircraft fuel costs of $8,749,486 for 12,336,671 gallons consumed resulting in an average fuel cost of 70.9 cents per gallon and represented 16.5% of total operating expenses for the three months ended September 30, 1997, as compared to $7,409,110 for 10,604,383 gallons consumed resulting in an average fuel cost of 69.9 cents per gallon and represented 15.8% of total operating expenses for the three months ended June 30, 1997. Fuel prices are subject to change weekly as the Company does not maintain inventories of its own. In addition, fuel prices may be volatile subject to demand based upon a number of factors outside the control of the Company. Any increase in the price of fuel which could not be offset through increased fares could have a material adverse impact upon the financial results of the Company.

         Aircraft rentals totaling $7,834,751, or 14.7% of total operating expenses for the three months ended September 30, 1997, as compared to $6,766,442 or 14.4% of total operating expenses for the three months ended June 30, 1997, include lease payments relating to A300 aircraft operated by the Company and the wet-leasing of aircraft operated by third parties and Carnival Air. The Company made a corporate decision to reduce its widebody operations. Accordingly, it is in the process of removing the A-300 aircraft from service with the goal of satisfactorily terminating the respective leases. The Company has recorded a one-time charge to expense of $4,847,000 for anticipated contingencies associated with the returns of the A-300 fleet.

         Wages, salaries and related costs totaling $5,914,624 represented 11.1% of total operating expenses for the three months ended September 30, 1997, as compared to $5,106,384 representing 10.9% of total operating expenses for the three months ended June 30, 1997. There were 786 employees as of September 30, 1997, an increase of 20.6% over the June 30, 1997 base of 652 employees. The Company announced in early October 1997 its plan to consolidate the two airline operations. Such realignment focused on achieving a more efficient utilization of its resources through a combined operation resulting in a reduction of 465 personnel primarily in the areas of passenger services, flight crew (both flight attendants and pilots), maintenance and other technical operating areas. In connection with this work force reduction, the Company recorded a provision of $269,000 relating to notice pay.

         Maintenance reserves, material and repairs totaling $6,412,677, representing 12.0% of total operating expenses for the three months ended September 30, 1997, as compared to $5,772,351, representing 12.3% of total operating expenses for the three months ended June 30, 1997, are comprised substantially of airframe and engine overhaul reserves which accrue to the lessors of the A300 aircraft. Flight hours increased to 4103.1 for the three months ended September 30, 1997, as compared to 3632.1 for the three months ended June 30, 1997, a 13.0% increase.

         Ground handling and landing fees amounting to $4,321,401, or 8.1% of total operating expenses for the three months ended September 30, 1997, as compared to $3,757,071 or 8.0% of total operating expenses for the three months ended June 30, 1997, primarily relate to passenger handling costs, including ticket counter, boarding gate and baggage loading. Landing fees are principally based upon the number of aircraft operations, the type of aircraft flown, and the airports served.

         Advertising amounted to $1,524,768, or 2.9% of total operating expenses for the three months ended September 30, 1997, as compared to $1,652,345 or 3.5% of total operating expenses for the three months ended June 30, 1997.

         All other operating costs totaling $18,412,565, or 34.6% of total operating expenses for the three months ended September 30, 1997, as compared to $16,413,895, or 35.0% of total operating expenses for the three months ended June 30, 1997, are of a nature normally incurred by an airline and are typical within the industry, such as reservations and sales expenses, passenger meals, traffic commissions, insurance, professional and technical fees, and facilities rent.

LIQUIDITY AND CAPITAL RESOURCES

         The combined companies are currently experiencing a significant liquidity shortfall. From inception in early 1996, Pan Am has incurred substantial losses amounting to $80.2 million through September 30, 1997, of which approximately $67.4 million has been incurred since the commencement of its airline operation in September of 1996. For the same period, cash utilized by airline operating activities amounted to $47.9 million, with $41.1 and $18.8 million being attributable to the nine and three months ended September 30, 1997, respectively. Carnival Air has also incurred significant operating losses resulting in a concurrent demand on cash resources. For the nine months ended September 30, 1997, Carnival Air had operating losses totaling $82.3 million, of which $16.5 million in cash was utilized by operations. At September 30, 1997, the combined companies had a working capital deficit of $66.5 million, resulting primarily from a consolidated operating loss of $131.0 million for the nine months ended September 30, 1997. Cash utilized by operations for the nine months ended September 30, 1997 totaled $57.6 million. Since September 30, 1997, the Company's financial condition has continued to deteriorate.

         The Company currently has a credit facility with NationsBank which permits borrowings up to a maximum of $20 million. On November 13, 1997, the Company borrowed its remaining $5 million of availability under the NationsBank Facility. The Company is seeking to increase the NationsBank facility for up to an additional $5 million. Certain of the major shareholders of the Company have agreed in principle to execute direct or indirect limited guarantees in connection with such proposed increase. Although management is optimistic that such increase of the NationsBank Facility can be effectuated, NationsBank has not committed to advance such additional funds and, accordingly, there is no assurance that any such increase will occur. Presently, management estimates that the existing cash reserves of the combined companies will not, without additional financing, sustain operations beyond the immediate future.

         In addition to any increase of the NationsBank Facility, the Company will still be required to raise significant additional funds to maintain an adequate level of liquidity for its operations through the next calendar year. The Company intends to seek to raise such funds through the sale of debt or equity securities and there can be no assurance that it will be able to sell such securities on terms acceptable to the Company or at all. Further, the Company's ability to raise such funds may be hindered by the Company's inability to successfully complete its recent private offering of convertible preferred stock and the aggregate recent losses experienced by the combined companies.

         The fund the Company's continuing operating losses, the Company's principal financing activities during the first nine months of 1997 included the completion of an offering of a Series A Convertible Preferred Stock for $25 million, of which the company received net cash proceeds of $24 million; an incentive package from Dade County, Florida, and various state and federal entities in an aggregate cash amount of $5 million as an inducement to locate its corporate headquarters within Dade County; the completion of an offering of a Series B Convertible Preferred Stock for $18 million, of which the Company received net proceeds of $17.6 million; and the exercise of warrants for the issuance of Common Stock for cash proceeds of $750,000.

         Pan Am's ability to sustain operations and ultimately achieve profitability is dependent in part upon the general state of the economy, and upon Pan Am's ability to successfully integrate the Carnival Air operations, to increase the combined companies' revenues, to decrease the combined companies' costs and in achieving the other synergies the Company anticipated would be realized pursuant to the Merger. Carnival Air has experienced an approximate 50% decline in booking levels following the Merger from the level expected by management based upon Carnival Air's historical booking levels. The Company has made significant efforts to increase such booking levels to those previously experienced by Carnival Air. Current booking levels have increased but have not yet returned to the expected level of bookings based upon Carnival Air's historical booking levels. Such decline has significantly reduced the Company's cash flow. The Company cannot predict whether its efforts to increase the booking rates at Carnival Air will yield any further success. Any failure by it to promptly increase such bookings could have a material adverse effect upon the short term financial condition of the Company.

         Additionally, in early October 1997, the Company initiated a consolidation plan for the two airline operations. Such consolidation plan resulted in a reduction of 465 personnel primarily in the areas of passenger services, flight crew (both flight attendants and pilots), maintenance and other technical operating areas. The Company may be required to make further reductions in personnel.

         The Company also has determined to focus on utilizing Carnival Air's narrowbody aircraft which management believes can be deployed more efficiently on existing routes given existing traffic flow. The Company intends to reduce its widebody operations with a view toward eliminating such service completely. Accordingly, seven (7) of the combined companies' nine (9) A-300 widebody aircraft were removed from scheduled service and negotiations have been commended for their return to the lessors and the termination of their respective leases. While the Company is negotiating a settlement with the lessors for the early termination of the leases, there is no assurance that an acceptable settlement can be reached and the Company has placed reserves of $23.3 million on its financial statements relating to such early termination. Nevertheless, management believes that a settlement may be reached with such lessors on more favorable terms. In any event, regardless of whether a settlement may be reached with such lessors, the Company's decision to reduce its widebody operations could have a material adverse effect on the Company.

         There is no assurance that the Company will generate sufficient cash to fund operations and the necessary cash requirements thereof. Consequently, there can be no assurance that the Company will be able to fund all of its cash requirements and operating losses beyond the immediate future or that any additional financing will be available to the Company on acceptable terms, if at all. Presently, the Company is in discussions with several financial institutions regarding additional sources of financing to fund operations on an interim basis as well as to provide a base level of liquidity to sustain operations on a short term basis. Management cannot predict with any certainty that such financing will be obtained. To the extent the Company is not able to generate sufficient revenues or obtain additional financing and its cash requirements were to continue to exceed its available capital and financing, Pan Am would be forced to adopt one or more alternatives, such as reducing or delaying expansions, reducing or discontinuing some or all of its operations or seeking protection under the federal bankruptcy laws.

SUBSEQUENT EVENTS

         Subsequent to the Merger, the Company announced in early October 1997 its plan to consolidate the two airline operations. Such realignment focused on achieving a more efficient utilization of its resources through a combined operation resulting in a reduction of 465 personnel primarily in the areas of passenger services, flight crew (both flight attendants and pilots), maintenance and other technical operating areas. In connection with this work force reduction, the Company recorded a provision of $269,000 relating to notice pay.

         The Merger has provided the Company with access to narrowbody aircraft. The capacity of which more appropriately matches the traffic flow expected by the combined airline operations. The Company has determined to reduce its widebody aircraft operations with a view toward eliminating such scheduled service completely. Consequently, seven (7) of the Company's A-300 widebody aircraft were removed from scheduled service with negotiations being commenced for their satisfactory return to the lessors and the termination of the respective leases. As a result of this action, Pan American World and Carnival Air recorded one-time charges of $4.8 million and $13.2 million, respectively, reflecting the estimated costs associated with the return condition provisions of the lease agreements, including minimum monthly lease rentals.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements may at times be preceded, followed by or include the words, "may," "believes," "expects," "intends," "estimates," or "anticipates," or the negation thereof or similar expressions. The achievement of the outcomes described in such forward-looking statements is subject to both known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the airline industry generally, and of the Company in particular, to be materially different from any outcomes expressed or implied by such forward-looking statements and other risks and factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. These risks and factors include, among other things, economic, competitive and regulatory conditions, demographic trends, financial market conditions, availability of financings and future business decisions (the Company and its competitors), all of which are difficult or impossible to predict accurately and many of which are beyond the control of Pan Am. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

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

           Pan Am is presently involved in litigation in the United States District Court, Southern District of Florida, CARNIVAL AIR LINES, INC. VS. BABCOCK & BROWN AIRCRAFT MANAGEMENT, INC., et al; Case No. 97-1704-CIV-KEHOE and in Circuit Court of Broward County, Florida, BBAM AIRCRAFT HOLDINGS THREE, INC., ET AL. VS. CARNIVAL AIR LINES, INC., AND PAN AM CORPORATION; Case No. 97-009090 (09) Consolidated with Case Nos. 97-009095 (09) and 97-009098 (09). These matters involve a dispute with the above parties as aircraft lessors ("Lessors") over Carnival Air Lines' termination of aircraft leases relating to three A300B4 aircraft. Carnival Air Lines terminated the aircraft leases due to the Lessors' default of their obligations thereunder. The Lessors deny any default and claim Carnival Air Lines has defaulted under the leases. Management believes the suit will be resolved without a material adverse effect to Pan Am. However, the potential for losses to Pan Am resulting from such litigation if resolved in the Lessors' favor could have a material adverse effect on Pan Am.


ITEM 2.    CHANGES IN SECURITIES

           On July 28, 1997 the Registrant sold 50,000 shares of Series B Convertible Preferred Stock, par value $.0001 per share and stated value of $100 per share. As additional consideration, the purchasers of the Series B Preferred Stock received in the aggregate, warrants to purchase 103,305 shares of Common Stock at an exercise price equal to $9.23 with a term of three years.

           On September 26, 1997, the Registrant sold 100,000 of Series A Convertible Preferred Stock, par value $.0001 per share and stated value of $100 per share. As additional consideration, the purchases of the Series A Preferred Stock received in the aggregate, warrants to purchase 267,380 shares of Common Stock at an exercise price equal to $9.35 with a term of three years.

           On September 26, 1997, Pan Am Corporation completed the acquisition of Carnival Air Lines, Inc. pursuant to an Acquisition Agreement, dated March 20, 1997, as amended, among Pan Am, CAL Acquisition Corporation, a wholly-owned subsidiary of Pan Am, Air Holding Company and Carnival Air Lines, Inc. All of the outstanding shares of Common Stock , par value $0.0002105 per share, of Carnival Air Lines, Inc. were converted into an aggregate of 9,523,810 shares of the Common Stock, par value $0.0001 per share, of Pan Am.

           In October 1997, 5,000 shares of the Series A Preferred Stock plus accrued interest were converted into 122,262 shares of the Company's Common Stock.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a) The Annual Meeting of the Shareholders of the Company was held on September 26, 1997.

    (b)    Not applicable.

    (c)    At the Annual Meeting, shareholders voted:

           1. To approve the issuance of shares of Common Stock pursuant to the Acquisition Agreement.

                  VOTES FOR           VOTES AGAINST           ABSTENTIONS
                  ---------           -------------           -----------

                  6,966,793               18,538                 18,495

           2.   To elect six directors to serve until the next Annual
                Meeting.

                                                VOTES FOR       WITHHELD
                                                ---------       --------

               Charles E. Cobb, Jr.             9,502,744        362,725
               Phillip Frost, M.D.              9,555,444        310,025
               Richard C. Pfenniger, Jr.        9,806,144         59,325
               John J. Sicilian                 9,806,117         59,352
               Martin R. Shugrue, Jr.           9,806,144         59,325
               Hershel F. Smith, Jr.            9,556,044        309,425

           3. To approve amendment of the Company's 1996 Stock Option Plan to increase the number of shares of Common Stock issuable pursuant to the Plan.

                  VOTES FOR          VOTES AGAINST              ABSTENTIONS
                  ---------          -------------              -----------

                  6,849,370              91,937                   62,519

           4. To approve the issuance of shares of Common Stock upon the conversion of shares of Series A and Series B Preferred Stock.

                  VOTES FOR           VOTES AGAINST             ABSTENTIONS
                  ---------           -------------             -----------

                  6,853,094               70,155                   80,577

           5. To approve the issuance of shares of Common Stock in connection with the purchase of the Doral Technology Center.

                  VOTES FOR           VOTES AGAINST             ABSTENTIONS
                  ---------           -------------             -----------

                  6,799,624              122,697                   81,505

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

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

                                  EXHIBIT INDEX
                                  -------------

                  EXHIBIT
                     NO.               DESCRIPTION OF  EXHIBIT
                  --------             -----------------------
                    11A Computation of Earnings per Share for the three months ended September 30, 1997

                     11B Computation of Earnings per Share for the nine months ended September 30, 1997

                     27      Financial Data Schedule

           (b)    Current reports on Form 8-K:

                  On August 29, 1997, the Company filed a Current Report on Form 8-K, dated August 29, 1997, reporting the terms of the acquisition agreement, as amended, and the discussions with investment bankers with respect to conducting an offering of up to $115,000,000 of Pan Am's securities pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended. The Form 8-K included Carnival Air Lines, Inc.'s, audited financial statements for the year ended June 30, 1997. The Form 8-K also included Pan Am's and Carnival Air's Pro Forma Combined Condensed Balance Sheet and Statements of Operations (unaudited).

                  On October 7, 1997, the Company filed a Current Report on Form 8-K, dated September 26, 1997, reporting the completion of the acquisition of Carnival Air Lines, Inc., on September 26, 1997, pursuant to an Acquisition Agreement dated March 20, 1997, as amended. Included as Exhibits to the Form 8-K were:
                  (i) Registration Rights Agreement, dated as of March 20, 1997, among Pan Am Corporation, The Micky Arison 1995 Air Holding Trust, Reuven Wertheim and A. Daniel Ratti; (ii) Standstill Agreement, dated as of March 20, 1997, among Pan Am Corporation, Micky Arison and The Micky Arison 1995 Air Holding Trust; and (iii) Credit Agreement, dated August 1, 1997, among Pan Am Corporation, Carnival Air Lines, Inc. and NationsBank National Association.

         In accordance with the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PAN AM CORPORATION



Date:  November 14, 1997        By: /s/ JOHN J. OGILBY, JR.
                                   -------------------------------------
                                    John J. Ogilby, Jr.,
                                    Chief Financial Officer and General Counsel
                                    (Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT                         DESCRIPTION
-------                         -----------

  11A Computation of Earnings per Share for the three months ended September 30, 1997

  11B Computation of Earnings per Share for the nine months ended September 30, 1997

  27      Financial Data Schedule